Form 10-Q
period 2000-08-31
H POWER CORP
filed 2000-10-16
CIK 1094959

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

      (MARK ONE)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _______TO_______

                         COMMISSION FILE NUMBER: 0-31195

                                  H POWER CORP.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                         22-3010742
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                  1373 BROAD STREET, CLIFTON, NEW JERSEY 07013
           (Address of principal executive offices including Zip code)

                                  973-249-5444
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ]   No [ X ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,067,360 shares of common stock, $.001 par value, as of October 1, 2000.

================================================================================

                                  H POWER CORP.
                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of August 31, 2000 and
         May 31, 2000........................................................  3

         Condensed Consolidated Statements of Operations for the
         Three-Months Ended August 31, 2000 and 1999.........................  4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended August 31, 2000 and 1999...............................  5

         Notes to Condensed Consolidated Financial Statements................  6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview............................................................  9

         Results of Operations............................................... 10

         Liquidity and Capital Resources..................................... 11

         Quantitative and Qualitative Disclosures About Market Risk.......... 11

         Inflation .......................................................... 12

         Risk Factors........................................................ 12


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 13

Item 2.  Changes in Securities and Use of Proceeds........................... 13

Item 3.  Default upon Senior Securities ..................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders................. 14

Item 5.  Other Information................................................... 14

Item 6.  Exhibits and Reports on Form 8-K.................................... 14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  H POWER CORP
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                  AUGUST 31, 2000   MAY 31, 2000
                                                                                  ---------------   ------------
                                ASSETS                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                        $ 110,694,016    $  11,257,355

  Accounts receivable, net of allowance for doubtful accounts                            730,075          878,310

  Unbilled receivables                                                                   120,904          214,550

  Inventories                                                                          1,363,942        1,300,999

  Tax credit receivable                                                                  930,433          930,117

  Prepaid expenses and other current assets                                              250,785        1,604,041
                                                                                   -------------    -------------

        Total current assets                                                         114,090,155       16,185,372

Plant and equipment, net                                                               2,095,414        1,877,728

Patents, net of accumulated amortization                                                 435,476          438,847

Other assets                                                                             150,245          147,646
                                                                                   -------------    -------------
        Total assets                                                               $ 116,771,290    $  18,649,593
                                                                                   =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Current maturities of long-term debt                                                   121,875          123,223

  Accounts payable                                                                       896,317        1,197,803

  Accrued expenses                                                                     1,809,871        1,172,570

  Deferred revenue                                                                       355,356          478,351
                                                                                   -------------    -------------

        Total current liabilities                                                      3,183,419        2,971,947

Deferred revenue                                                                       2,166,666        2,222,222

Long-term debt                                                                            67,926           66,765
                                                                                   -------------    -------------

        Total liabilities                                                              5,418,011        5,260,934

Minority interest                                                                           --          5,000,000

Mandatorily redeemable preferred stock:

   Series A Convertible Preferred Stock--$.001 par value; 200,000 shares authorized; 0 shares issued and outstanding at August 31, 2000; 200,000
    shares issued and outstanding at May 31, 2000                                           --          2,966,471
   Series B Convertible Preferred Stock--$.001 par value; 400,000 shares authorized; 0 shares issued and outstanding at August 31, 2000; 400,000
    shares issued and outstanding at May 31, 2000                                           --          4,944,118
   Series C Convertible Preferred Stock--$.001 par value; 1,200,000 shares authorized; 0 shares issued and outstanding at August 31, 2000; 600,000
    issued and outstanding at May 31, 2000                                                  --          7,416,177

STOCKHOLDERS' EQUITY

   Preferred Stock--$.001 par value:10,000,000 shares authorized at August 31,
    2000; 0 shares issued and outstanding at August 31, 2000                                --               --
   Common stock--$.001 par value; 150,000,000 shares authorized at August 31,
    2000, 20,000,000 shares authorized at May 31, 2000; 53,066,860 shares issued and outstanding at August 31, 2000; 38,090,195 shares issued and outstanding
    at May 31, 2000                                                                       53,067           38,091

Additional paid-in capital                                                           160,399,790       38,127,238
Accumulated deficit                                                                  (48,751,344)     (44,746,901)

Accumulated other comprehensive loss                                                    (348,234)        (356,535)
                                                                                   -------------    -------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            111,353,279       (6,938,107)
                                                                                   -------------    -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 116,771,290    $  18,649,593
                                                                                   =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  H POWER CORP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                         THREE MONTHS ENDED AUGUST 31,
                                                         ----------------------------
                                                             2000            1999
                                                         ------------    ------------
REVENUES
   Contract revenue                                      $    561,842    $    807,965

   Product revenue                                            652,336          16,943
                                                         ------------    ------------
                                                            1,214,178         824,908

OPERATING EXPENSES

   Costs of revenues - contracts                              456,211         691,905

   Costs of revenues - products                             1,065,633          45,368

   Research and development                                 2,690,620         573,978

   Selling, general and administrative                      1,484,763         973,087
                                                         ------------    ------------
        Total operating expenses                            5,697,227       2,284,338
                                                         ------------    ------------
Loss from operations                                       (4,483,049)     (1,459,430)

Interest and other income, net                                478,606          24,420

Interest expense                                                 --           (25,196)
                                                         ------------    ------------
        Net loss                                         $ (4,004,443)   $ (1,460,206)
                                                         ============    ============

Loss per share attributable to common stockholders,
     basic and diluted                                   $      (0.10)   $      (0.05)
                                                         ============    ============

Weighted average shares outstanding, basic and diluted     41,701,898      29,395,635
                                                         ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  H POWER CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                THREE MONTHS ENDED AUGUST 31,
                                                                    2000             1999
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $  (4,004,443)   $  (1,460,206)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                                   164,013          120,531
     Provision for impaired equipment                                 75,000             --
     Changes in assets and liabilities:
        Accounts receivable                                          148,235           89,096
        Unbilled receivables                                          93,646         (522,460)
        Inventories                                                  (62,943)         (56,809)
        Prepaid expenses & other assets                               35,214          (93,380)
        Tax credit receivable                                           (316)        (150,034)
        Accounts payable                                            (301,486)        (398,938)
        Accrued expenses                                             637,300         (107,374)
        Deferred revenue                                            (178,551)       2,500,000
        Current maturities of long-term debt                          (1,348)            --
                                                               -------------    -------------
             Total adjustments                                       608,764        1,380,632
                                                               -------------    -------------
             Net cash used by operating activities                (3,395,679)         (79,574)
                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                             (455,927)         (19,632)
                                                               -------------    -------------
              Net cash used by investing activities                 (455,927)         (19,632)
                                                               -------------    -------------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                       103,278,805       15,000,000
    Proceeds from related party borrowing                               --            854,000
    Proceeds from long-term debt                                       1,161             --
    Repayments of long-term debt                                        --               (587)
                                                               -------------    -------------
              Net cash provided by financing activities          103,279,966       15,853,413
                                                               -------------    -------------

              Net increase in cash  and cash equivalents          99,428,360       15,754,207

Effect of exchange rate changes on cash and cash equivalents           8,301           33,378
                                                               -------------    -------------

 Cash and cash equivalents at beginning of period                 11,257,355          242,107
                                                               -------------    -------------

 Cash and cash equivalents at end of period                    $ 110,694,016    $  16,029,692
                                                               =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  H POWER CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS

         H Power Corp. (the "Company") was organized on June 6, 1989 under the laws of the State of Delaware. The Company designs, develops, markets and manufactures proton exchange membrane fuel cells and fuel cell systems designed to provide electricity for a wide range of stationary and portable and mobile applications.

2.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of August 31, 2000, the condensed consolidated statements of operations for the three month periods ended August 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three month periods ended August 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 2000 included in the Company's Registration Statement (File No. 333-34234) on Form S-1.

         PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its Canadian subsidiary, H Power Enterprises of Canada, Inc. ("HPEC"). All significant intercompany accounts and transactions have been eliminated.

         RECENT ACCOUNTING PRONOUNCEMENTS: In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 including the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition. The Company has applied the provisions of SAB 101 in the financial information presented herein.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. We do not expect SFAS No. 133 to have a material effect on our financial condition or results of operations.

3.       LOSS PER SHARE

         Loss per share for the Company is as follows:

                                                                             THREE MONTHS ENDED AUGUST 31,
                                                                                 2000               1999
                                                                       ---------------------------------------
           BASIC AND DILUTED LOSS PER SHARE
           Net loss                                                           $ (4,004,443)     $ (1,460,206)
           Accrued dividends on Series A Convertible Preferred Stock               (40,274)          (52,500)
                                                                       ---------------------------------------

           Net loss available to common stockholders                          $ (4,044,717)     $ (1,512,706)
                                                                       =======================================

           Weighted average number of common shares                             41,701,898        29,395,635

           Basic and diluted loss per share                                   $      (0.10)     $      (0.05)
                                                                       =======================================

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive.

4.       INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." No benefit for federal or state income taxes has been reported in these condensed consolidated statements of operations as they have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.


5.       STOCKHOLDERS' EQUITY

         Changes in stockholders' equity for the three months ended August 31, 2000 are as follows:

                               Number of     Common     Capital in    Accumulated      Accumulated         Total
                                Shares       Stock     Excess of Par    Deficit           Other        Stockholder's
                              Issued and                                              Comprehensive       Equity
                              Outstanding                                                 Loss
                              ------------ ---------- -------------- -------------- ---------------- ----------------
Balance at May 31, 2000        38,090,195    $38,091    $38,127,238  $(44,746,901)       $(356,535)     $ (6,938,107)

Net loss                                                               (4,004,443)                        (4,004,443)

Sale of common stock, net       7,000,000      7,000    101,705,762                                      101,712,762

Issuance of common stock
upon exercise of stock
options                           310,000        310        247,690                                          248,000

Issuance of common stock
upon conversion of
preferred stock                 6,000,000      6,000     15,320,766                                       15,326,766

Issuance of common stock
upon conversion of minority
interest                        1,666,665      1,666      4,998,334                                        5,000,000

Foreign currency
translation adjustments                                                                      8,301             8,301
                              ------------ ---------- -------------- -------------- ---------------- ----------------
Balance at August 31, 2000     53,066,860    $53,067   $160,399,790  $(48,751,344)       $(348,234)     $111,353,279
                              ============ ========== ============== ============== ================ ================

6.       CAPITAL STRUCTURE

         On July 7, 2000, the Board of Directors of the Company approved an increase in the number of authorized preferred and common shares to 10,000,000 and 150,000,000, respectively. The Company declared a 5 for 1 stock split effective July 24, 2000 for stockholders of record at the close of business on July 21, 2000. This stock split increased the number of common shares outstanding by 30,472,156 shares at May 31, 2000. All references in the consolidated financial statements referring to share prices, conversion rates, per share amounts, stock option plans and common shares issued and/or outstanding have been adjusted retroactively for the 5-for-1 stock split.

         On July 21, 2000, the Company issued 10,000 shares of common stock on the exercise of stock options generating proceeds of $8,000.

         On July 27, 2000, the Company issued 300,000 shares of common stock on the exercise of stock options generating proceeds of $240,000.

         On August 8, 2000, the Commission declared effective the Company's Registration Statement (Registration No. 333-34234) on Form S-1 as filed with the Commission in connection with the Company's initial public offering of common stock, (the "IPO"). Pursuant to this registration statement, on August 14, 2000 the Company consummated the issuance and sale of an aggregate of 7,000,000 shares of common stock, for a gross aggregate offering price of $112 million. The Company incurred underwriting commissions of approximately $7.8 million and additional expenses aggregating approximately $2.5 million in connection with the IPO.

         Upon the closing date of the Company's IPO, all 1,200,000 shares of preferred stock outstanding (Series A through C) were converted at various rates into 6,000,000 shares of common stock and the Company issued 1,666,665 shares of common stock to outside investors upon conversion of their 50% equity interest in HPEC.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and within the Company's Registration Statement (Registration No. 333-34234) on Form S-1. When used in the following discussion, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. These risks include, but are not limited to, those identified under "Risk Factors" in the Company's Registration Statement (Registration No. 333-34234) on Form S-1. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

OVERVIEW

         We design, develop and manufacture proton-exchange membrane, or PEM, fuel cell systems. Fuel cells are devices that produce electrical energy without combustion and its associated environmental contaminants. The fuel cell systems we make and market are designed to complement or replace conventional power sources, such as batteries and electric power generators. The use of alternative electric power systems is desirable in situations where conventional power sources cannot adequately, economical or technologically supply the power required.

         We were incorporated in June 1989 under the laws of the State of Delaware. A substantial portion of our business activity, from our inception through our fiscal year ended May 31, 1995, was based on a U.S. Department of Energy program. As prime contractor under that program, we developed, fabricated and delivered to the DOE three phosphoric acid fuel cell/battery power sources for installation in buses. These buses were among the first to operate under a hybrid fuel cell system. During this early period, we also continued developing our PEM fuel cell technologies, principally for portable applications. From 1995 through the present, we developed products subject to various government contracts. The most significant of these contracts were used to develop fuel cell powered vehicles, stationary power systems, communications backup power systems and diesel reformers. Although these contracts have historically accounted for a substantial portion of our revenues, we believe that they will diminish in importance as a result of our focus on commercialization.

         While continuing our commitment to government programs, we accelerated the development of our core technologies and began applying our technologies to develop and fabricate different portable PEM fuel cell products. Sales of these products have been modest and, until June 1998, were comprised mainly of test and prototype units for evaluation by prospective users. In June 1998, we made what we believe to be the world's first commercial sale of a PEM fuel cell product used in the regular course of daily operations. This sale to the New Jersey Department of Transportation of an initial order of 65 backup power units for its variable message highway signs was competitively-bid, non-government subsidized and came with a two-year product and maintenance warranty. As of August 31, 2000, we had delivered 55 of these units, all of which are in operation.

         After an infusion of capital in 1996 and the establishment of our Canadian subsidiary, H Power Enterprises of Canada, Inc., or HPEC, in 1997, we began to use our technologies to develop higher power, stationary PEM fuel cell products for use as primary and supplemental on-site electric power systems for residential use. As of August 31, 2000, we had delivered 8 initial test units of our residential electric primary power system to ECO Fuel Cells, LLC, a subsidiary of Energy Co-Opportunity, Inc., an association of approximately 275 U.S. rural electric cooperatives. ECO, in turn, sold them to various electric coops throughout the country for test and evaluation purposes to obtain the data necessary to complete the pre-production models, or beta units, that are anticipated to be shipped in the fourth calendar quarter of this year. We believe we will be producing commercial units for sale commencing the second half of calendar year 2001.

         We have a limited history of generating revenues and many of our products have only been recently introduced or are in a formative stage of development. Through August 31, 2000, we have incurred accumulated losses of approximately $49 million since our inception in 1989 and we anticipate incurring significant losses in the future. Most of our operating expenses will be increasing and fixed in the near term. Therefore, if we are unable to generate significant revenues, our net losses in any given quarter could be greater than expected. We intend to significantly increase our capital expenditures and operating expenses to rapidly expand our manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing, administration and data processing systems. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999

         REVENUES. Revenues were $1,214,000 for the three months ended August 31, 2000 compared to $825,000 for the three months ended August 31,1999, an increase of $389,000 or 47 %. Our revenues for the three months ended August 31, 2000 were derived approximately 46% from contract revenues and 54% from product revenues. Contract revenues for the three months ended August 31, 2000 were $562,000, a decrease of $246,000 from $808,000 for the three months ended August 31,1999. Product revenues for the three months ended August 31, 2000 were $652,000, an increase of $635,000 from $17,000 for the three months ended August 31,1999. The decrease in contract revenues and the significant increase in product revenues for the three month comparative periods is principally due to our emphasis on commercialization of our fuel cell products. Contract revenue for the three months ended August 31, 2000 was principally derived from contracts with the Naval Surface Warfare Center to develop and provide a 3 to 5 kilowatt fuel cell system integrated with a fuel reformer for military field communications and with the National Institute of Standards & Technology to build and demonstrate a 5 kilowatt fuel cell system for primary and backup power for telecommunication systems. The principal product sales for the three months ended August 31, 2000 were high power, stationary RPAC/Alpha units to ECO Fuel Cells, LLC, approximately $420,000 and low power portable power systems sold to 23 different customers, approximately $142,000.

         COST OF REVENUE. Cost of revenue was $1,522,000 for the three months ended August 31, 2000 compared to $737,000 for the three months ended August 31,1999, an increase of $785,000. The increase in the cost of revenue is principally due to an increased cost of product revenue and is a result of increasing costs associated with adding additional manufacturing capacity required to produce our products in larger quantities. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future as we increase our capacity consistent with increasing demand for our products.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $2,691,000 for the three months ended August 31, 2000 compared to $574,000 for the three months ended August 31,1999, an increase of $2,117,000 . The increase in research and development costs is primarily related to the continuing development of our 1 to 10 kilowatt stationary power fuel cell systems in conjunction with the contract we entered into with ECO during the year ended May 31, 2000 and development of our portable and mobile products. We increased the number of employees in research and development to 46 as of August 31, 2000 as compared to 35 as of August 31, 1999. In addition, our costs increased for fees paid to outside contract engineers, materials and supplies to support the development of our fuel cell systems, increased facility costs and general overhead.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $1,485,000 for the three months ended August 31, 2000 compared to $973,000 for the three months ended August 31,1999, an increase of $512,000 . This increase was primarily due to an increase in the number of employees resulting in an increase in salaries, benefits and recruiting expenses of approximately $276,000, increased selling and travel expenses of $102,000 attributable to the increased activity required to support the ECO contract, increased rent, telephone and other office expenses of $72,000 and increased legal and professional expenses of $43,000. HPEC's selling, general and administrative expenses increased by $45,000 for three months ended August 31, 2000 compared the three months ended August 31,1999.

         INTEREST AND OTHER INCOME, NET. Interest and other income was $479,000 for the three months ended August 31, 2000 compared to $24,000 for the three months ended August 31,1999, an increase of $455,000. This increase was primarily related to interest income resulting from the investment of the net proceeds of our initial public offering which was concluded in August 2000.

         INTEREST EXPENSE. There was no interest expense incurred for the three months ended August 31, 2000 compared to $25,000 for the three months ended August 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements depend on numerous factors, including completion of our product development activities and market acceptance of our systems. We expect to allocate substantial capital resources to the expansion of our manufacturing capacity to meet near-term commercial production requirements, to fund our working capital requirements and to continue development work on our PEM fuel cell systems. In addition, we will be expanding our sales and marketing efforts.

         At August 31, 2000, we had net working capital of approximately $110,907,000 million which consisted primarily of cash and cash equivalents compared to working capital of $13,213,000 million at August 31, 1999. This increase was primarily due to the completion on August 14, 2000 of our initial public offering of 7,000,000 common shares, which resulted in proceeds after underwriting commissions to the company of $104,160,000. The proceeds were invested in a variety of securities, including both government and corporate obligations and money market funds through August 31, 2000.

         Cash flows used for operating activities for the quarter ended August 31, 2000 were $3,396,000 as compared to $80,000 for the same comparable period in the prior year. For the three months ended August 31, 2000, cash was used primarily to fund the net loss of $4,004,000 offset primarily by a reduction in receivables of $242,000 and an increase of accounts payable and accrued expenses of $336,000.

         Net cash used by investing activities was $456,000 for the quarter ended August 31, 2000 and was attributable to capital expenditures. We will be making substantial investments in capital expenditures for the foreseeable future consistent with our commercialization plans.

         We believe that cash from operations, along with the net proceeds of the sale of our common stock will be adequate to fund our operations for a minimum of 18 months from August 31, 2000. We expect to spend in excess of $21,000,000 on property, plant and equipment during this period of time. We anticipate that we will incur substantial losses over at least the next few years due to numerous factors, including completion of our product development activities in our efforts to commercialize our fuel cell systems, increasing our sales and marketing activities, hiring and training our production staff, expanding our manufacturing capacity, and acquiring and installing new management information systems.

         As of August 31, 2000, we had notes and notes payable of $190,000. Of this amount $122,000 is an unsecured payment that was due pending resolution with the lender. We also have a $68,000 governmental loan that is non-interest bearing that was used to finance the last phase of a HPEC development project.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our financial market risk includes risks associated with international operations and related foreign currencies, as we have a significant operation in Canada. Expenses in this operation are incurred in Canadian dollars and therefore are subject to foreign currency exchange risk. Through August 31, 2000, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. In addition, our international business is subject to the risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other legal regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these and other factors.

         The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain our portfolio of cash and cash equivalents in a variety of securities, including both government and corporate obligations and money market funds. We do not utilize any derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. We believe that the investment-grade securities we hold are not subject to any material risks arising from changes in interest rates, however, they may be subject to changes in the financial standing of the issuer of these securities.

INFLATION

         We do not believe that inflation has had a material effect on our financial position or results of operations during the past three years. However, we cannot predict the future effects of inflation, including interest rate fluctuations and market fluctuations.

RISK FACTORS

         We hereby incorporate by reference the risk factors included in our Registration Statement (Registration No. 333-34234) on Form S-1.

                                    PART II.
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 7, 2000, the Board of Directors of the Company approved an increase to the number of authorized preferred and common shares to 10,000,000 and 150,000,000, respectively. The Company declared a 5 for 1 stock split effective July 24, 2000 for stockholders of record at the close of business on July 21, 2000. This stock split increased the number of common shares outstanding by 30,472,156 shares at May 31, 2000.

         On July 21, 2000, the Company issued 10,000 shares of common stock on the exercise of stock options generating proceeds of $8,000. This issuance of shares was made pursuant to Rule 701 of the Securities Act of 1933, as amended (the "Act").

         On July 27, 2000, the Company issued 300,000 shares of common stock on the exercise of stock options generating proceeds of $240,000. This issuance of shares was made pursuant to Rule 701 of the Act.

         On August 8, 2000, the Commission declared effective the Company's Registration Statement (Registration No. 333-34234) on Form S-1, as filed with the Commission in connection with the Company's initial public offering of common stock (the "IPO"), which was managed by Lehman Brothers, Inc., CIBC World Markets Corp., Deutsche Bank Securities Inc., Josephthal & Co. Inc. and Fidelity Capital Markets. Pursuant to this Registration Statement, on August 14, 2000 the Company consummated the issuance and sale of an aggregate of 7,000,000 shares of common stock, for a gross aggregate offering price of $112 million. The Company incurred underwriting discounts and commissions of approximately $7.8 million and additional expenses aggregating approximately $2.5 million paid directly to others in connection with the IPO. The entire net proceeds of the IPO of $101.7 million were invested in a variety of securities, including both government and corporate obligations and money market funds through August 31, 2000.

         The use of proceeds of the IPO are not expected to be materially different from the use of proceeds described in the Company's prospectus: approximately $21 million to locate and acquire new manufacturing facilities and fund other capital expenditures over the next 18 months; approximately $18 million to fund our continued research and product development; approximately $10 million to expand our marketing and sales efforts; and approximately $53 million for general corporate purposes. We believe that cash from operations, together with the net proceeds of the IPO, will be adequate to fund our operations for the next 18 months.

         As a result of the exercise in full of the underwriters' over-allotment option, on September 13, 2000, four selling stockholders consummated the sale, pursuant to the Registration Statement referenced above, of an aggregate of 1,050,000 shares of the Company's common stock as follows; 525,000 shares were sold for the account of Cynthia Rothstein, for a gross aggregate offering price of $8.4 million, 225,000 shares were sold for the account of Gerald Entman, trustee for Elise Entman, for a gross aggregate offering price of $3.6 million, and 150,000 shares were sold for the accounts of each of Scott Entman and Brian Entman, for a gross aggregate offering price to each of $2.4 million. There were no additional proceeds to the Company from this transaction.

         Upon the closing of the IPO, all 1,200,000 shares of preferred stock outstanding (Series A through C) were converted at various rates into 6,000,000 shares of common stock and the Company issued 1,666,665 shares of our common stock to outside investors upon conversion of their 50% equity interest in our subsidiary, H Power Enterprises of Canada.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed as part of this report.

                  27.1 Financial Data Schedule


         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 13, 2000         H POWER CORP.


                               By:               /s/ William L. Zang
                                   ---------------------------------------------
                                                  William L. Zang
                                              CHIEF FINANCIAL OFFICER
                                   (on behalf of the Registrant and as principal
                                                 financial officer)

                                  EXHIBIT INDEX

27.1 Financial Data Schedule, three months ended August 31, 2000.