Form 10-Q
period 2000-11-30
H POWER CORP
filed 2001-01-16
CIK 1094959

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

         (MARK ONE)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                  1373 BROAD STREET, CLIFTON, NEW JERSEY 07013
               (Address of principal executive offices) (Zip code)

                                  973-249-5444
              (Registrant's telephone number, including area code)


          ------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|   No |_|

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               Yes |_|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,398,826 shares of Common Stock, $.001 par value, as of December 29, 2000.

================================================================================

                                  H POWER CORP.
                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                           Page
                                                                          Number
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of November 30, 2000
         and May 31, 2000.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     3

         Condensed Consolidated Statement of Operations for the Three and
         Six Months Ended November 30, 2000 and 1999   .  .  .  .  .  .  .     4

         Condensed Consolidated Statement of Cash Flows for the Three and
         Six-Months Ended November 30, 2000 and 1999   .  .  .  .  .  .  .     5

         Notes to Condensed Consolidated Financial Statements   .  .  .  .     6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    10

         Results of Operations .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    11

         Liquidity and Capital Resources.  .  .  .  .  .  .  .  .  .  .  .    13

Item 3.  Quantitative and Qualitative  Disclosures About Market Risk  .  .    13

         Risk Factors    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    14


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds  .  .  .  .  .  .  .  .    15

Item 6.  Exhibits and Reports on Form 8-K  .  .  .  .  .  .  .  .  .  .  .    15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  H POWER CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                       NOVEMBER 30, 2000  MAY 31, 2000
                                                                                       -----------------  -------------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                              $  42,752,188    $  11,257,355
  Short term investments                                                                    62,638,539                0
  Accounts receivable, net of allowance for doubtful accounts                                  520,105          878,310
  Unbilled receivables                                                                          48,171          214,550
  Inventories                                                                                2,659,163        1,300,999
  Tax credit receivable                                                                        912,454          930,117
  Prepaid expenses and other current assets                                                  1,033,367        1,604,041
                                                                                         -------------    -------------
        Total current assets                                                               110,563,987       16,185,372
Plant and equipment, net                                                                     2,172,999        1,877,728
Patents, net of accumulated amortization                                                       424,855          438,847
Other assets                                                                                   192,581          147,646
                                                                                         -------------    -------------
        Total assets                                                                     $ 113,354,422    $  18,649,593
                                                                                         =============    =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                         121,875          123,223
  Accounts payable                                                                           1,526,966        1,197,803
  Accrued expenses                                                                           1,556,353        1,172,570
  Deferred revenue                                                                             222,228          478,351
                                                                                         -------------    -------------
        Total current liabilities                                                            3,427,422        2,971,947
Deferred revenue                                                                             2,111,104        2,222,222
Long-term debt                                                                                  65,104           66,765
                                                                                         -------------    -------------
        Total liabilities                                                                    5,603,630        5,260,934
Minority interest                                                                                    0        5,000,000
Mandatorily redeemable preferred stock:
   Series A Convertible Preferred Stock--$.001 par value; 200,000 shares authorized; 0 shares issued and outstanding at November 30, 2000; 200,000
     shares issued and outstanding at May 31, 2000                                                   0        2,966,471
   Series B Convertible Preferred Stock--$.001 par value; 400,000 shares authorized;
     0 shares issued and outstanding at November 30, 2000; 400,000 shares issued
     and outstanding at May 31, 2000                                                                 0        4,944,118
   Series C Convertible Preferred Stock--$.001 par value; 1,200,000 shares authorized;
     0 shares issued and outstanding at November 30, 2000; 600,000 shares issued and
     outstanding at May 31, 2000                                                                     0        7,416,177
STOCKHOLDERS' EQUITY
   Preferred Stock--$.001 par value:10,000,000 shares authorized at November 30, 2000;
     0 shares issued and outstanding at November 30, 2000                                            0                0
   Common stock--$.001 par value; 150,000,000 shares authorized at
     November 30, 2000, 20,000,000 shares authorized at May 31, 2000; 53,391,322 shares issued and outstanding at November 30, 2000; 38,090,195 shares issued and
     outstanding at May 31, 2000                                                                53,391           38,091
Additional paid-in capital                                                                 160,345,798       38,127,238
Accumulated deficit                                                                        (52,283,323)     (44,746,901)
Accumulated other comprehensive loss                                                          (365,074)        (356,535)
                                                                                         -------------    -------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  107,750,792       (6,938,107)
                                                                                         -------------    -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 113,354,422    $  18,649,593
                                                                                         =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  H POWER CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                       THREE MONTHS ENDED NOVEMBER 30,  SIX MONTHS ENDED NOVEMBER 30,
                                       -------------------------------  -----------------------------

REVENUES                                        2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------
  Contracts                             $    302,866    $    771,461    $    864,708    $  1,579.426
  Products                                   473,081         312,301       1,125,417         329,244
                                        ------------    ------------    ------------    ------------
                                             775,947       1,083,762       1,990,125       1,908,670
OPERATING EXPENSES
  Costs of revenues - contracts              220,865         866,686         677,076       1,558,591
  Costs of revenues - products               672,240         277,925       1,737,873         323,293
  Research and development                 3,101,136       1,044,448       5,791,756       1,644,943
  Selling, general and administrative      1,673,974       1,218,537       3,158,737       2,165,107
                                        ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                   5,668,215       3,407,596      11,365,442       5,691,934
                                        ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                      (4,892,268)     (2,323,834)     (9,375,317)     (3,783,264)

Interest Income                            1,486,667         181,532       1,945,251         184,346
Loss on foreign exchange                    (126,379)        (21,606)       (106,357)             --
Interest expense                                --           (51,829)           --           (77,025)
                                        ------------    ------------    ------------    ------------

NET LOSS                                $ (3,531,980)   $ (2,215,737)   $ (7,536,423)   $ (3,675,943)
                                        ============    ============    ============    ============

Loss per share attributable to common
    stockholders, basic and diluted     $      (0.07)   $      (0.07)   $      (0.16)   $      (0.12)
                                        ============    ============    ============    ============
Weighted average shares outstanding,      53,232,853      34,020,140      47,435,870      31,667,927
    basic and diluted                   ============    ============    ============    ============

Comprehensive loss                      $ (3,565,660)   $ (2,164,235)   $ (7,544,962)   $ (3,550,529)
                                        ============    ============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  H POWER CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                               SIX MONTHS ENDED NOVEMBER 30,
                                                               ------------------------------
                                                                    2000            1999
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $  (7,536,423)   $  (3,675,944)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
   Depreciation and amortization                                     392,925          260,476
   Write down of impaired equipment                                  108,220             --
   Warrants issued in payment of services                               --            150,000
   Changes in assets and liabilities:
     Accounts receivable                                             358,205       (1,222,661)
     Unbilled receivables                                            166,379         (103,539)
     Inventories                                                  (1,358,164)         (70,170)
     Prepaid expenses & other assets                                 570,674         (576,771)
     Tax credit receivable                                            17,663         (244,695)
     Deposits and other assets                                       (44,935)            --
     Accounts payable                                                329,163         (533,839)
     Accrued expenses                                                383,783          244,921
     Deferred revenue                                               (367,241)       2,461,473
                                                               -------------    -------------
             Total adjustments                                       556,672          365,195
                                                               -------------    -------------
             Net cash used by operating activities                (6,979,751)      (3,310,749)
                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                             (782,477)        (200,342)
   Purchase of short term investments                            (62,638,539)            --
                                                               -------------    -------------
              Net cash used by investing activities              (63,421,016)        (200,342)
                                                               -------------    -------------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                        101,907,094       23,732,284

   Proceeds from related party borrowing                                --            830,017

   Repayments of long-term debt                                       (2,955)          (1,166)
                                                               -------------    -------------
              Net cash provided by financing activities          101,904,139       24,561,135
                                                               -------------    -------------

              Net increase in cash  and cash equivalents          31,503,372       21,050,044

Effect of exchange rate changes on cash and cash equivalents          (8,539)          73,892
                                                               -------------    -------------

Cash and cash equivalents at beginning of period                  11,257,355          242,107
                                                               -------------    -------------
Cash and cash equivalents at end of period                     $  42,752,188    $  21,366,043
                                                               =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  H POWER CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS

                  H Power Corp. (the "Company") designs, develops, markets and manufactures proton-exchange fuel cells and fuel cell systems designed to provide electricity for a wide range of stationary, portable and mobile applications.

2.       BASIS OF PRESENTATION

                  The condensed consolidated balance sheet as of November 30,
              2000, the condensed consolidated statements of operations for the three-month and six-month periods ended November 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six month periods ended November 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

                  SHORT TERM INVESTMENTS: Short term investments consist of
              corporate debt securities, primarily commercial paper with maturities less than one year. These investments are considered available for sale and are carried at fair value. Changes in fair value are recorded in other comprehensive income and as a separate component of stockholders' equity.

                  PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its Canadian subsidiary, H Power Enterprises of Canada, Inc. ("HPEC"). All significant intercompany accounts and transactions are eliminated.

                  STOCK SPLIT: On July 7, 2000, the Board of Directors of the
              Company approved an increase to the number of authorized preferred and common shares to 10,000,000 and 150,000,000, respectively. The Company declared a 5:1 stock split effective July 24, 2000 for stockholders of record at the close of business on July 21, 2000. This stock split increased the number of common shares outstanding by 30,472,156 shares at May 31, 2000. All references in the consolidated financial statements referring to share prices, conversion rates, per share amounts, stock option plans and common shares issued and/or outstanding have been adjusted retroactively for the 5-for-1 stock split.

                  RECENT ACCOUNTING PRONOUNCEMENTS:
                  In December 1999, the SEC issued Staff Accounting Bulletin No.
              101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company has applied the provisions of SAB 101 in the financial information presented herein.

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

3.       LOSS PER SHARE
              Loss per share for the Company is as follows:

                                              THREE MONTHS ENDED NOVEMBER 30,     SIX MONTHS ENDED NOVEMBER 30,
                                              ------------------------------      ------------------------------
                                                   2000              1999              2000              1999
                                              ------------------------------      ------------------------------
BASIC AND DILUTED EARNINGS PER SHARE
Net loss                                      $ (3,531,980)     $ (2,215,737)     $ (7,536,423)     $ (3,675,943)
Accrued dividends on Series A Convertible
Preferred Stock                                          0           (52,500)          (40,274)         (105,000)
                                              ------------------------------      ------------------------------
Net loss available to common shareholders     $ (3,531,980)     $ (2,268,237)     $ (7,576,697)     $ (3,780,943)
                                              ==============================      ==============================
Weighted average number of common shares        53,232,853        34,020,140        47,435,870        31,667,927
                                              ==============================      ==============================
Basic and diluted loss per share              $      (0.07)     $      (0.07)     $      (0.16)     $      (0.12)
                                              ==============================      ==============================

              No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive.

4.       COMPREHENSIVE INCOME

     Reconciliation of net loss to comprehensive loss is as follows:

                                 Three Months Ended November 30,    Six Months Ended November 30,
                                      2000             1999             2000             1999
                                  ----------------------------      ----------------------------
Net loss                          $(3,531,980)     $(2,215,737)     $(7,536,423)     $(3,675,943)
Foreign currency translation
adjustment                             19,683           51,502           44,824          125,414
Unrealized loss on short term
investments                           (53,363)               0          (53,363)               0
                                  ----------------------------      ----------------------------

Comprehensive loss                $(3,565,660)     $(2,164,235)     $(7,544,962)     $(3,550,529)
                                  ============================      ============================

5.       INCOME TAXES

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

         Section 382 of the Internal Revenue Code limits the ability of a corporation that undergoes an "ownership change" to use its net operating losses to reduce its tax liability. Our recent IPO of common stock did not trigger such an ownership change, but later transactions may do so. In that event, we would not be able to use our net operating losses from before our ownership change in excess of the limitation imposed by Section 382. This limitation generally would be calculated by multiplying the value of our stock immediately before the ownership change by the long-term tax-exempt rate as provided in Section 382(f) of the Internal Revenue Code.

6.       STOCKHOLDERS' EQUITY

         Changes in stockholders' equity for the six months ended November 30, 2000 are as follows:

                                 Number of                                                Accumulated
                                   Shares                                                    Other           Total
                                 Issued and    Common     Capital in     Accumulated     Comprehensive   Stockholders'
                                Outstanding     Stock    Excess of Par     Deficit           Loss           Equity
Balance, May 31, 2000             38,090,195    $38,091    $38,127,238   $(44,746,901)       $(356,535)   $ (6,938,107)

Net loss                                                                   (7,536,423)                      (7,536,423)

Sale of common stock               7,000,000      7,000    101,605,093                                     101,612,093

Issuance of common stock
upon exercise of stock options       351,750        352        294,649                                         295,001

Issuance of common stock upon
conversion of preferred stock      6,000,000      6,000     15,320,766                                      15,326,766

Issuance of common stock upon
conversion of minority
interest                           1,666,665      1,666      4,998,334                                       5,000,000

Issuance of common stock in
payment of dividends to DQE          282,712        282           (282)                                              0

Foreign currency translation
adjustments                                                                                     44,824          44,824
Unrealized loss on investments                                                                 (53,363)        (53,363)
                                ------------- ---------- -------------- --------------- ---------------- --------------
Balance at November 30, 2000      53,391,322    $53,391   $160,345,798   $(52,283,323)       $(365,074)   $107,750,792
                                ============= ========== ============== =============== ================ ==============

7.       CAPITAL STRUCTURE

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

         On August 8, 2000, the Commission declared effective the Company's Registration Statement (Registration No. 333-34234) on Form S-1 as filed with the Commission in connection with the Company's initial public offering of common stock, (the "IPO"). Pursuant to this registration statement, on August 14, 2000 the Company consummated the issuance and sale of an aggregate of 7,000,000 shares of common stock, for a gross aggregate offering price of $112 million. The Company incurred underwriting commissions of approximately $7.8 million and additional expenses aggregating approximately $2.6 million in connection with the IPO.

         Upon the closing date of the Company's IPO, all 1,200,000 shares of preferred stock outstanding (Series A through C) were converted at various rates into 6,000,000 shares of common stock and the Company issued 1,666,665 shares of common stock to outside investors upon conversion of their 50% equity interest in HPEC.

         During the first six months of FY2001, the Company issued 351,750 shares of common stock on the exercise of stock options generating proceeds of $289,000.

         On October 12, 2000 the Company issued 282,712 shares of common stock to DQE Enterprises, Inc. in payment of cumulative dividends on Series A convertible preferred stock.

8.       SUBSEQUENT EVENTS

         In January 2001, H Power signed a ten-year lease for approximately 80,000 square feet of manufacturing and office space near Charlotte, NC. This lease has two five-year renewal options exercisable at the end of the 10th year. We expect to occupy the facility in the second calendar quarter of 2001. The rental rate for this facility will be approximately $425,000 per year, subject to escalations beginning in the second year of the lease term. In addition to the base rent, H Power is responsible for cost of maintenance, taxes and insurance.

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

OVERVIEW

         We design, develop and manufacture proton-exchange membrane, or PEM, fuel cell systems. Fuel cells are devices that produce electrical energy without combustion and its associated environmental contaminants. The fuel cell systems we make and market are designed to complement or replace conventional power sources, such as batteries and electric power generators. The use of alternative electric power systems is desirable in situations where conventional power sources cannot adequately, economically or technologically supply the power required.

         We were incorporated in June 1989 under the laws of the State of Delaware. A substantial portion of our business activity, from our inception through the present, was development of products subject to various government contracts. The most significant of these contracts were used to develop fuel cell powered vehicles, stationary power systems, communications backup power systems and diesel reformers. Although these contracts have historically accounted for a substantial portion of our revenues, we believe that they will diminish in importance as a result of our focus on commercialization.

         In 1997, we began to use our technologies to develop higher power, stationary PEM fuel cell products for use as primary and supplemental on-site electric power systems for residential use. In August 1999, we entered into a ten-year agreement with ECO Fuel Cells, LLC, a subsidiary of Energy Co-Opportunity, Inc. (ECO), to market, sell, install and service our stationary power fuel cell systems. ECO is an association of approximately 300 U.S. rural electric cooperatives. ECO has agreed to purchase 12,300 of our stationary fuel cell systems over several years for an aggregate purchase price of approximately $81 million. As of November 30, 2000, we had delivered 8 initial test units of our residential electric primary power system to ECO. ECO, in turn, sold them to various electric coops throughout the country for test and evaluation purposes to obtain the data necessary to complete the pre-production models, or beta units. In December 2000, we shipped our first of several beta units, which will be tested and evaluated by ECO. The beta units will provide the data required to finalize the design of our commercial units, which we believe will be produced and shipped commencing the second half of calendar year 2001.

         In addition to shipping these units to ECO, we also shipped initial test and prototype units of our residential cogeneration units to Gaz de France and Hydro Quebec in the second fiscal quarter of 2001. These units capture the waste heat energy generated by the unit for use in the home in addition to generating electricity for the home.

         We have a limited history of generating revenues and many of our products have only been recently introduced or are in a formative stage of development. Through November 30, 2000, we have incurred accumulated losses of approximately $53 million since our inception in 1989 and we anticipate incurring significant losses in the future. Most of our operating expenses will be increasing and fixed in the near term. Therefore, if we are unable to generate significant revenues, our net losses in any given quarter could be greater than expected. We intend to significantly increase our capital expenditures and operating expenses to rapidly expand our manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing, administration and data processing systems. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

         REVENUES. Revenues were $776,000 for the three months ended November 30, 2000 compared to $1,084,000 for the three months ended November 30,1999, a decrease of $308,000 or 28%. Our revenues for the three months ended November 30, 2000 were derived approximately 39% from contract revenues and 61% from product revenues. Contract revenues for the three months ended November 30, 2000 were $303,000, a decrease of $468,000 from $771,000 for the three months ended November 30,1999. Product revenues for the three months ended November 30, 2000 were $473,000, an increase of $161,000 from $312,000 for the three months ended November 30,1999. The decrease in contract revenues and the increase in product revenues for the three month comparative periods is principally due to our emphasis on commercialization of our fuel cell products. Contract revenue for the three months ended November 30, 2000 was principally derived from contracts with the Naval Surface Warfare Center to develop and provide a 3 to 5 kilowatt fuel cell system integrated with a fuel reformer for military field communications and with the National Institute of Standards & Technology to build and demonstrate a 5 kilowatt fuel cell system for primary and backup power for telecommunication systems. The principal product sales for the three months ended November 30, 2000 were high power, stationary RPAC units to Hydro Quebec and Gas de France totaling approximately $230,000, low power portable power systems totaling approximately $188,000, and high power licensing fees of $55,000.

         Product revenues for the second quarter declined when compared with the first quarter as the company extended delivery of its beta units to ECO due to enhancements made to the fuel cell system, principally increasing the fuel cell system capacity by 50% to 4.5 kW, and simultaneously decreasing the system size by 25%. The shipment of the first beta unit was extended from October to December and had the effect of shifting beta unit revenue from the second quarter to the second half of fiscal 2001.

         COST OF REVENUE. Cost of revenue was $893,000 for the three months ended November 30, 2000 compared to $1,145,000 for the three months ended November 30, 1999, a decrease of $252,000. The decrease in the cost of revenue is principally due to lower unit sales partially offset by an increased cost of product revenue resulting from increasing costs associated with adding additional manufacturing capacity required to produce our products in larger quantities. Cost of revenue as a percentage of revenue will continue to increase in the foreseeable future as we continue to add manufacturing capacity, principally in our new North Carolina facility. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future as we increase our capacity. We are aggressively pursuing cost reductions of our fuel cell subsystem and component costs as the cost of our initial beta units must be significantly reduced to be attractive to the markets we serve. Although we are making significant progress on cost reductions of certain components, such as our bipolar plates, the initial costs for other components are higher than originally estimated as is common with new products.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $3,101,000 for the three months ended November 30, 2000 compared to $1,044,000 for the three months ended November 30,1999, an increase of $2,057,000. The increase in research and development costs is primarily related to the continuing development of our 1 to 10 kilowatt stationary power fuel cell systems in conjunction with the contract we entered into with ECO during the year ended May 31, 2000 and development of our portable and mobile products. We increased the number of employees in research and development to 46 as of November 30, 2000 as compared to 35 as of November 30, 1999. In addition, our costs increased for fees paid to outside contract engineers, materials and supplies to support the development of our fuel cell systems, increased facility costs and general overhead.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $1,674,000 for the three months ended November 30, 2000 compared to $1,219,000 for the three months ended November 30,1999, an increase of $455,000. This increase was primarily due to an increase in the number of employees resulting in an increase in salaries, benefits and recruiting expenses of approximately $210,000, increased rent, telephone and other office expenses of $75,000 and increased legal and professional expenses of $27,000. HPEC's selling, general and administrative expenses increased by $65,000 for three months ended November 30, 2000 compared to the three months ended November 30,1999.

         INTEREST AND OTHER INCOME, NET. Interest and other income was $1,360,000 for the three months ended November 30, 2000 compared to $160,000 for the three months ended November 30,1999, an increase of $1,200,000. This increase was primarily related to interest income resulting from the investment of the net proceeds of our initial public offering, which was concluded in August 2000.

         INTEREST EXPENSE. There was no interest expense incurred for the three months ended November 30, 2000 compared to $52,000 for the three months ended November 30, 1999.

COMPARISON OF THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

         REVENUES. Revenues were $1,990,000 for the six months ended November 30, 2000 compared to $1,909,000 for the six months ended November 30,1999, an increase of $81,000 or 4%. Our revenues for the six months ended November 30, 2000 were derived approximately 43% from contract revenues and 57% from product revenues. Contract revenues for the six months ended November 30, 2000 were $865,000, a decrease of $714,000 from $1,579,000 for the six months ended November 30,1999. Product revenues for the six months ended November 30, 2000 were $1,125,000, an increase of $796,000 from $329,000 for the six months ended November 30,1999. The decrease in contract revenues and the increase in product revenues for the six-month comparative periods is principally due to our emphasis on commercialization of our fuel cell products. Contract revenue for the six months ended November 30, 2000 was principally derived from contracts with the Naval Surface Warfare Center to develop and provide a 3 to 5 kilowatt fuel cell system integrated with a fuel reformer for military field communications and with the National Institute of Standards & Technology to build and demonstrate a 5 kilowatt fuel cell system for primary and backup power for telecommunication systems. The principal product sales for the six months ended November 30, 2000 were stationary high power units to ECO Fuel Cell, Hydro Quebec and Gaz de France and low power portable power systems to various customers.

         COST OF REVENUE. Cost of revenue was $2,415,000 for the six months ended November 30, 2000 compared to $1,882,000 for the six months ended November 30,1999, an increase of $533,000. The increase in the cost of revenue is principally due to an increased cost of product revenue resulting from increasing sales and increasing costs associated with adding additional manufacturing capacity required to produce our products in larger quantities. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future as we increase our capacity consistent with increasing demand for our products. Cost of revenue as a percentage of revenue will continue to increase in the foreseeable future as we continue to add manufacturing capacity, principally in our new North Carolina facility.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $5,792,000 for the six months ended November 30, 2000 compared to $1,645,000 for the six months ended November 30,1999, an increase of $4,147,000. The increase in research and development costs is primarily related to the continuing development of our 1 to 10 kilowatt stationary power fuel cell systems in conjunction with the contract we entered into with ECO during the year ended May 31, 2000 and development of our portable and mobile products. We increased the number of employees in research and development to 46 as of November 30, 2000 as compared to 35 as of November 30, 1999. In addition, our costs increased for fees paid to outside contract engineers, materials and supplies to support the development of our fuel cell systems, increased facility costs and general overhead.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $3,159,000 for the six months ended November 30, 2000 compared to $2,165,000 for the six months ended November 30,1999, an increase of $994,000. This increase was primarily due to an increase in the number of selling, general and administrative employees resulting in an increase in salaries, benefits and recruiting expenses of approximately $199,000, increased travel expenses of $117,000 attributable to the increased activity required to support the ECO contract, increased rent, telephone and other office expenses of $234,000, increased legal and professional expenses of $142,000 and a $99,000 increase in depreciation and warranty expense. HPEC's selling, general and administrative expenses increased by $130,000 for six months ended November 30, 2000 compared to the six months ended November 30,1999.

         INTEREST AND OTHER INCOME, NET. Interest and other income was $1,839,000 for the six months ended November 30, 2000 compared to $184,000 for the six months ended November 30,1999, an increase of $1,655,000. This increase was primarily related to interest income resulting from the investment of the net proceeds of our initial public offering, which was concluded in August 2000.

         INTEREST EXPENSE. There was no interest expense incurred for the six months ended November 30, 2000 compared to $77,000 for the six months ended November 30, 1999.

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

         At November 30, 2000, we had net working capital of approximately $107,137,000, which consisted primarily of cash, cash equivalents and short-term investments compared to working capital of $13,213,000 at May 31, 2000. This increase was primarily due to the completion on August 14, 2000 of our initial public offering of 7,000,000 common shares, which resulted in proceeds after underwriting commissions to the company of $104,160,000. The proceeds were invested in a variety of securities, including both government and corporate obligations with maturities of less than one year and money market funds through November 30, 2000.

         Cash flows used for operating activities for the six months ended November 30, 2000 were $6,980,000 as compared to $3,311,000 for the same comparable period in the prior year. For the six months ended November 30, 2000, cash was used primarily to fund the net loss of $7,536,000, an increase in inventories of $1,358,000, a reduction in receivables of $525,000, a reduction in prepaid expenses of $571,000 and an increase of accounts payable and accrued expenses of $713,000.

         Net cash used by investing activities was $63,421,000 for the six months ended November 30, 2000, $62,639,000 for the purchase of short-term investments and $782,000 for capital expenditures. We will be making substantial investments in capital expenditures for the next 18 months consistent with our commercialization plans and the start up of our manufacturing operations in North Carolina.

         In January 2001, H Power signed a ten-year lease for approximately 80,000 square feet of manufacturing and office space near Charlotte, NC. This lease has two five-year renewal options exercisable at the end of the 10th year. We expect to occupy the facility in the second calendar quarter of 2001.The rental rate for this facility will be approximately $425,000 per year, subject to escalations beginning in the second year of the lease term. In addition to the base rent, H Power is responsible for cost of maintenance, taxes and insurance.

         The Company currently occupies space in New Jersey in three separate facilities with leases due to expire in July 2001. We are currently attempting to locate approximately 35,000 square feet in New Jersey to replace this existing space. If we are unable to locate space on a timely basis, we have the option to renew our existing leases. In addition, the lease in our primary facility in Canada expires in September of 2001. We intend to move to another facility in Canada with approximately 25,000 square feet prior to expiration of our lease.

         We believe that cash from operations, along with the net proceeds of the sale of our common stock will be adequate to fund our operations for a minimum of 18 months from November 30, 2000. We expect to spend in excess of $21,000,000 on property, plant and equipment during this period of time. We anticipate that we will incur substantial losses over at least the next few years due to numerous factors, including completion of our product development activities in our efforts to commercialize our fuel cell systems, increasing our sales and marketing activities, hiring and training our production staff, expanding our manufacturing capacity, and acquiring and installing new management information systems.

         As of November 30, 2000, we had notes payable of $190,000. Of this amount $122,000 is an unsecured payment that was due pending resolution with the lender. We also have a $68,000 governmental loan that is non-interest bearing that was used to finance the last phase of a HPEC development project.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our financial market risk includes risks associated with international operations and related foreign currencies, as we have a significant operation in Canada. Expenses in this operation are incurred in Canadian dollars and therefore are subject to foreign currency exchange risk. Through November 30, 2000, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. In addition, our international business is subject to the risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other legal regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these and other factors.

         The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain our portfolio of cash, cash equivalents and short term investments in a variety of securities, including both government and corporate obligations and money market funds. We do not utilize any derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. We believe that the investment-grade securities we hold are not subject to any material risks arising from changes in interest rates, however, they may be subject to changes in the financial standing of the issuer of these securities.

RISK FACTORS

         We hereby incorporate by reference the risk factors included in our Registration Statement (Registration No. 333-34234) on Form S-1.

                                    PART II.
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 12, 2000 the Company issued 282,712 shares of common stock to DQE Enterprises, Inc. in payment of cumulative dividends on Series A convertible preferred stock, which were converted into shares of common stock immediately prior to consummation of the IPO.

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



Date: January 15, 2001      H POWER CORP.




                            By:              /s/ William L. Zang
                                ------------------------------------------------
                                                William L. Zang
                                            CHIEF FINANCIAL OFFICER
                                (on behalf of the Registrant and as principal
                                financial officer)

                                  EXHIBIT INDEX


27.1 Financial Data Schedule, six months ended November 30, 2000.