Form 10-Q
period 2001-02-28
H POWER CORP
filed 2001-04-13
CIK 1094959

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

(MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

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

                                 Yes [X] No [ ]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,411,326 shares of Common Stock, $.001 par value, as of April 10, 2001.

================================================================================

                                  H POWER CORP.
                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                 Number
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of February 28, 2001 and May 31, 2000 .......      3

         Condensed Consolidated Statement of Operations for the Three and Nine Months Ended
         February 28, 2001 and February 29, 2000 .............................................      4

         Condensed Consolidated Statement of Cash Flows for the Three and Nine Months Ended
         February 28, 2001 and February 29, 2000 .............................................      5

         Notes to Condensed Consolidated Financial Statements ................................      6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview ............................................................................      9

         Results of Operations ...............................................................     10

         Liquidity and Capital Resources .....................................................     12

Item 3.  Quantitative and Qualitative  Disclosures About Market Risk .........................     13

         Risk Factors ........................................................................     13

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ....................................................     14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  H POWER CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                         FEBRUARY 28, 2001    MAY 31, 2000
                                                                                         -----------------    -------------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                                $  52,572,739      $  11,257,355
  Short-term investments                                                                      48,113,887                 --
  Accounts receivable, net of allowance for doubtful accounts                                    627,411            878,310
  Unbilled receivables                                                                            63,229            214,550
  Inventories                                                                                  4,292,950          1,300,999
  Tax credit receivable                                                                               --            930,117

  Prepaid expenses and other current assets                                                    1,380,661          1,604,041
                                                                                           -------------      -------------
        Total current assets                                                                 107,050,877         16,185,372
Plant and equipment, net                                                                       2,363,645          1,877,728
Patents, net of accumulated amortization                                                         402,868            438,847
Other assets                                                                                     511,520            147,646
                                                                                           -------------      -------------
        TOTAL ASSETS                                                                       $ 110,328,910      $  18,649,593
                                                                                           =============      =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                     $     121,875      $     123,223
  Accounts payable                                                                             1,385,697          1,197,803
  Accrued expenses                                                                             1,824,562          1,172,570
  Deferred revenue                                                                               363,528            478,351
                                                                                           -------------      -------------
        Total current liabilities                                                              3,695,662          2,971,947
Deferred revenue                                                                               2,055,550          2,222,222
Long-term debt                                                                                    65,291             66,765
                                                                                           -------------      -------------
        Total liabilities                                                                      5,816,503          5,260,934
Minority interest                                                                                     --          5,000,000
Mandatorily redeemable preferred stock:
   Series A Convertible Preferred Stock--$.001 par value; 200,000 shares authorized; 0 shares issued and outstanding at February 28, 2001; 200,000
     shares issued and outstanding at May 31, 2000                                                    --          2,966,471
   Series B Convertible Preferred Stock--$.001 par value; 400,000 shares authorized;
     0 shares issued and outstanding at February 28, 2001; 400,000 shares issued
     and outstanding at May 31, 2000                                                                  --          4,944,118
   Series C Convertible Preferred Stock--$.001 par value; 1,200,000 shares authorized;
     0 shares issued and outstanding at February 28, 2001; 600,000 shares issued and
     outstanding at May 31, 2000                                                                      --          7,416,177
STOCKHOLDERS' EQUITY
   Preferred Stock--$.001 par value:10,000,000 shares authorized at February 28, 2001;
     0 shares issued and outstanding at February 28, 2001                                             --                 --
   Common Stock--$.001 par value; 150,000,000 shares authorized at February 28, 2001;
     20,000,000 shares authorized at May 31, 2000; 53,411,326 shares issued and outstanding at February 28, 2001; 38,090,195 shares issued and outstanding at
     May 31, 2000                                                                                 53,411             38,091
Additional paid-in capital                                                                   160,348,476         38,127,238
Accumulated deficit                                                                          (55,504,376)       (44,746,901)
Accumulated other comprehensive loss                                                            (385,104)          (356,535)
                                                                                           -------------      -------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                    104,512,407         (6,938,107)
                                                                                           -------------      -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 110,328,910      $  18,649,593
                                                                                           =============      =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  H POWER CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                ------------------                  -----------------

                                          FEBRUARY 28,      FEBRUARY 29,      FEBRUARY 28,      FEBRUARY 29,
                                              2001              2000              2001              2000
                                          ------------      ------------      ------------      ------------
REVENUES
  Contracts                               $    277,591      $    579,025      $  1,142,299      $  2,158,451
  Products                                     553,557            94,622         1,678,974           423,866
                                          ------------      ------------      ------------      ------------
TOTAL REVENUES                                 831,148           673,647         2,821,273         2,582,317

OPERATING EXPENSES
  Costs of revenues - contracts                279,460           315,156           956,536         1,873,747
  Costs of revenues - products                 637,534           134,797         2,375,407           458,090
  Research and development                   3,012,941         1,340,652         8,804,697         2,985,595
  Selling, general and administrative        2,017,347         1,616,516         5,176,084         3,781,623
                                          ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                     5,947,282         3,407,121        17,312,724         9,099,055
                                          ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                        (5,116,134)       (2,733,474)      (14,491,451)       (6,516,738)

Interest income                              1,921,356           268,501         3,866,607           452,847
Loss on foreign exchange                       (26,274)               --          (132,631)               --
Interest expense                                    --                --                --           (77,025)
                                          ------------      ------------      ------------      ------------

NET LOSS                                  $ (3,221,052)     $ (2,464,973)     $(10,757,475)     $ (6,140,916)
                                          ============      ============      ============      ============

Loss per share attributable to common
    stockholders, basic and diluted       $      (0.06)     $      (0.07)     $      (0.22)     $      (0.19)
                                          ============      ============      ============      ============
Weighted average shares outstanding,
    basic and diluted                       53,401,934        38,090,195        49,402,704        33,800,875
                                          ============      ============      ============      ============

Comprehensive loss                        $ (3,241,082)     $ (2,418,872)     $(10,786,044)     $ (6,020,903)
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

                                  H POWER CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                       --------------------------------
                                                                        FEBRUARY 28,      FEBRUARY 29,
                                                                           2001                2000
                                                                       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $ (10,757,475)     $  (6,140,916)
   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                           643,092            478,703
     Write down of impaired equipment                                        127,573                 --
     Warrants issued in payment of services                                       --            150,000
   Changes in assets and liabilities:
     Accounts receivable                                                     250,899           (567,420)
     Unbilled receivables                                                    151,321             18,142
     Inventories                                                          (2,991,951)          (879,612)
     Prepaid expenses and other current assets                               223,380         (1,104,199)
     Tax credit receivable                                                   930,117           (320,049)
     Other assets                                                           (363,874)                --
     Accounts payable                                                        187,894            249,472
     Accrued expenses                                                        651,992            438,853
     Deferred revenue                                                       (281,495)         2,591,110
                                                                       -------------      -------------
             Total adjustments                                              (471,052)         1,055,000
                                                                       -------------      -------------
             Net cash used by operating activities                       (11,228,527)        (5,085,916)
                                                                       -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                   (1,220,603)          (889,158)
   Net purchase of short-term investments                                (48,113,887)                --
                                                                       -------------      -------------
              Net cash used by investing activities                      (49,334,490)          (889,158)
                                                                       -------------      -------------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                101,909,792         23,732,284

   Proceeds from related party borrowing                                          --          1,461,987
   Repayments of related party borrowing                                          --           (573,916)

   Repayments of long-term debt                                               (2,822)              (645)
                                                                       -------------      -------------
              Net cash provided by financing activities                  101,906,970         24,619,710
                                                                       -------------      -------------

              Net increase in cash  and cash equivalents                  41,343,953         18,644,636

Effect of exchange rate changes on cash and cash equivalents                 (28,569)           120,013
                                                                       -------------      -------------

Cash and cash equivalents at beginning of period                          11,257,355            242,107
                                                                       -------------      -------------
Cash and cash equivalents at end of period                             $  52,572,739      $  19,006,756
                                                                       =============      =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  H POWER CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS

         H Power Corp. (the "Company") designs, develops, markets and manufactures proton-exchange membrane fuel cells and fuel cell systems designed to provide electricity for a wide range of stationary, portable and mobile applications.

2.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of February 28, 2001 and as of May 31, 2000, the condensed consolidated statement of operations for the three-month and nine-month periods ended February 28, 2001 and February 29, 2000 and the condensed consolidated statement of cash flows for the nine month periods ended February 28, 2001 and February 29, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended May 31, 2000 included in the Company's Registration Statement (File No. 333-34234) on Form S-1 (the "Registration Statement").

         SHORT-TERM INVESTMENTS: Short-term investments consist of corporate debt securities, primarily commercial paper with maturities less than one year. These investments are considered available for sale and are carried at fair value. Changes in fair value are recorded in other comprehensive income and as a separate component of stockholders' equity.

         PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its Canadian subsidiary, H Power Enterprises of Canada, Inc. ("HPEC"). All significant intercompany accounts and transactions are eliminated.

         STOCK SPLIT: On July 7, 2000, the Board of Directors of the Company approved an increase to the number of authorized preferred and common shares to 10,000,000 and 150,000,000, respectively. The Company declared a 5-for-1 stock split effective July 24, 2000 for stockholders of record at the close of business on July 21, 2000. This stock split increased the number of common shares outstanding by 30,472,156 shares at May 31, 2000. All references in the consolidated financial statements referring to share prices, conversion rates, per share amounts, stock option plans and common shares issued and/or outstanding have been adjusted retroactively for the 5-for-1 stock split.

RECENT ACCOUNTING PRONOUNCEMENTS: In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company has applied the provisions of SAB 101 in the financial information presented herein.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 will not have a material effect on our financial condition or results of operations.

3.       LOSS PER SHARE

         Loss per share for the Company is as follows:

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                              -------------------------------------   ------------------------------------
                                                    FEBRUARY 28,      FEBRUARY 29,          FEBRUARY 28,     FEBRUARY 29,
                                                       2001               2000                  2001            2000
                                              -------------------------------------   ------------------------------------
BASIC AND DILUTED EARNINGS PER SHARE
Net loss                                           $ (3,221,052)     $ (2,464,973)         $(10,757,475)    $ (6,140,916)
Accrued dividends on Series A Convertible
  Preferred Stock                                             --          (52,500)              (40,274)        (157,500)
                                              -------------------------------------   ------------------------------------
Net loss attributable to common stockholders       $ (3,221,052)     $ (2,517,473)         $(10,797,749)    $ (6,298,416)
                                              =====================================   ====================================
Weighted average number of common shares             53,401,934        38,090,195            49,402,704       33,800,875
                                              =====================================   ====================================
Basic and diluted loss per share                   $      (0.06)     $      (0.07)         $      (0.22)    $      (0.19)
                                              =====================================   ====================================

         No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive.

4.       COMPREHENSIVE INCOME

         Reconciliation of net loss to comprehensive loss is as follows:

                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                ----------------------------------     ----------------------------------
                                                  FEBRUARY 28,      FEBRUARY 29,          FEBRUARY 28,     FEBRUARY 29,
                                                      2001              2000                  2001             2000
                                                ---------------- -----------------     ----------------- ----------------
Net loss                                          $ (3,221,052)     $ (2,464,973)         $(10,757,475)    $ (6,140,916)
Foreign currency translation adjustment               (158,241)           46,101              (113,417)         120,013
Unrealized gain on short-term investments              138,211                --                84,848               --
                                                ---------------- -----------------     ----------------- ----------------

Comprehensive loss                                $ (3,241,082)     $ (2,418,872)         $(10,786,044)    $ (6,020,903)
                                                ================ =================     ================= ================

5.       INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." No benefits for federal or state income taxes have been reported in these condensed consolidated statements of operations as they have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

         Section 382 of the Internal Revenue Code limits the ability of a corporation that undergoes an "ownership change" to use its net operating losses to reduce its tax liability. Our initial public offering of common stock (the "IPO") did not trigger such an ownership change, but later transactions may do so. In that event, we would not be able to use our net operating losses from before our ownership change in excess of the limitation imposed by Section 382. This limitation generally would be calculated by multiplying the value of our stock immediately before the ownership change by the long-term tax-exempt rate as provided in Section 382(f) of the Internal Revenue Code.

6.       STOCKHOLDERS' EQUITY

         Changes in stockholders' equity for the nine months ended February 28, 2001 are as follows:

                                  Number of                                               Accumulated
                                   Shares                                                    Other        Total
                                 Issued and     Common     Capital in     Accumulated    Comprehensive Stockholders'
                                 Outstanding    Stock     Excess of Par     Deficit          Loss         Equity
                                 ----------     ------    ------------    -----------    ------------- -------------
Balance, May 31, 2000             38,090,195    $38,091    $38,127,238   $(44,746,901)    $ (356,535)  $ (6,938,107)

Net loss                                                                  (10,757,475)                  (10,757,475)

Sale of common stock               7,000,000      7,000    101,605,093                                  101,612,093

Issuance of common stock
upon exercise of stock options       371,754        372        297,327                                      297,699

Issuance of common stock upon
conversion of preferred stock      6,000,000      6,000     15,320,766                                   15,326,766

Issuance of common stock upon
conversion of minority
interest                           1,666,665      1,666      4,998,334                                    5,000,000

Issuance of common stock in
payment of dividends to DQE
Enterprises, Inc                     282,712        282           (282)                                          --

Foreign currency translation
adjustments                                                                                 (113,417)      (113,417)

Unrealized gain on investments                                                                84,848         84,848
                                  ---------------------------------------------------------------------------------
Balance at February 28, 2001      53,411,326    $53,411   $160,348,476   $(55,504,376)    $ (385,104)  $104,512,407
                                  =================================================================================

7.       CAPITAL STRUCTURE

         On July 7, 2000, the Board of Directors of the Company approved an increase in the number of authorized preferred and common shares to 10,000,000 and 150,000,000, respectively. The Company declared a 5-for-1 stock split effective July 24, 2000 for stockholders of record at the close of business on July 21, 2000. This stock split increased the number of common shares outstanding by 30,472,156 shares at May 31, 2000. All references in the consolidated financial statements referring to share prices, conversion rates, per share amounts, stock option plans and common shares issued and/or outstanding have been adjusted retroactively for the 5-for-1 stock split.

         On August 8, 2000, the Commission declared effective the Company's Registration Statement as filed with the Commission in connection with the IPO. Pursuant to the Registration Statement, on August 14, 2000 the Company issued and sold 7,000,000 shares of common stock, for a gross aggregate offering price of $112 million. The Company incurred underwriting commissions of approximately $7.8 million and additional expenses aggregating approximately $2.6 million in connection with the IPO.

         On the closing date of the IPO, all 1,200,000 shares of the Company's outstanding preferred stock (Series A through C) were converted at various rates into 6,000,000 shares of common stock and the Company issued 1,666,665 shares of common stock to outside investors upon conversion of their 50% equity interest in HPEC.

         During the first nine months of fiscal 2001, the Company issued 371,754 shares of common stock on the exercise of stock options generating proceeds of $297,699.

         On October 12, 2000, the Company issued 282,712 shares of common stock to DQE Enterprises, Inc. in payment of cumulative dividends on Series A convertible preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and within the Company's Registration Statement (Registration No. 333-34234) on Form S-1 (the "Registration Statement"). When used in the following discussion, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. These risks include, but are not limited to, those set forth herein and those identified under "Risk Factors" in the Registration Statement. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

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

         We were incorporated in June 1989 under the laws of the State of Delaware. A substantial portion of our business activity, from our inception, was development of products subject to various government contracts. The most significant of these contracts were used to develop fuel cell powered vehicles, stationary power systems, communications backup power systems and diesel reformers. Although these contracts have historically accounted for a substantial portion of our revenues, they have diminished in importance as a result of our focus on commercialization of our fuel cell systems.

         In 1997, we began to use our technologies to develop higher power, stationary PEM fuel cell products for use as primary and supplemental on-site electric power systems for residential use. In August 1999, we entered into a ten-year agreement with ECO Fuel Cells, LLC, a subsidiary of Energy Co-Opportunity, Inc. ("ECO"), to market, sell, install and service our stationary power fuel cell systems. ECO is an association of approximately 300 U.S. rural electric cooperatives. ECO has agreed to purchase 12,300 of our stationary fuel cell systems over several years for an aggregate purchase price of approximately $81 million. As of February 28, 2001, we had delivered 8 initial test units of our residential electric primary power system to ECO. ECO, in turn, sold them to various electric coops throughout the country for test and evaluation purposes to obtain the data necessary to complete the pre-production models, or beta units. In December 2000, we shipped the first of our beta units, which are being tested and evaluated by ECO and another customer. The beta units will provide the data required to finalize the design of our commercial units, which we believe will be produced and shipped by the end of calendar year 2001.

         During the nine months ended February 28, 2001, we also shipped initial test units of our residential cogeneration systems to Gaz de France, Hydro Quebec and Mitsui. These units utilize the waste heat energy generated by the unit for use in the home in addition to generating electricity.

         We have a limited history of generating revenues and many of our products have only been recently introduced or are in a formative stage of development. Through February 28, 2001, we have incurred accumulated losses of approximately $56 million since our inception in 1989 and we anticipate incurring significant losses in the future. Most of our operating expenses will be increasing and fixed in the near term. Therefore, if we are unable to generate significant revenues, our net losses in any given quarter could be greater than expected. In addition, to the extent we fail to timely deliver beta units or such units do not perform to expectations, our commercialization schedule could be delayed. We intend to significantly increase our capital expenditures and operating expenses to rapidly expand our manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing, administration and data processing systems. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market. We believe that a substantial portion of our revenues over the next two to three years will be derived from sales of our residential cogeneration units to ECO. The costs of our products are currently higher than we anticipated. We have continuous meetings with ECO to discuss the progress of our product modifications and ongoing cost reduction programs and related shipment schedules. It is possible that delays in incorporating our product modifications or our failure to reach our cost objectives may cause ECO and H Power to mutually agree to extend the commercial deliveries under their contract.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

         REVENUES. Revenues were $831,000 for the three months ended February 28, 2001 compared to $674,000 for the three months ended February 29, 2000, an increase of $157,000 or 23%. Our revenues for the three months ended February 28, 2001 were derived approximately 33% from contract revenues and 67% from product revenues. Contract revenues for the three months ended February 28, 2001 were $278,000, a decrease of $301,000 from $579,000 for the three months ended February 29, 2000. Product revenues for the three months ended February 28, 2001 were $554,000, an increase of $459,000 from $95,000 for the three months ended February 29, 2000. The decrease in contract revenues and the increase in product revenues for the three-month comparative periods is principally due to our emphasis on commercialization of our fuel cell products. Contract revenue for the three months ended February 28, 2001 was principally derived from a contract with the National Institute of Standards & Technology to build and demonstrate a 5 kilowatt fuel cell system for primary and backup power for telecommunication systems. Product revenue for the three months ended February 28, 2001 was derived from sales of high power, stationary residential cogeneration units, low power portable systems and licensing fees.

         COST OF REVENUE. Cost of revenue was $917,000 for the three months ended February 28, 2001 compared to $450,000 for the three months ended February 29, 2000, an increase of $467,000. The increase in the cost of revenue is principally due to significantly increased product sales as compared to contract sales and the resulting increased costs associated with adding additional manufacturing capacity required to produce our products in larger quantities. Cost of revenue as a percentage of revenue will continue to increase in the foreseeable future as we continue to add manufacturing capacity, principally in our new North Carolina facility. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future as we increase our capacity. We are aggressively pursuing cost reductions of our fuel cell subsystem and component costs as the cost of our initial beta units must be significantly reduced to be attractive to the markets we intend to serve. Although we are making significant progress on cost reductions of certain components, such as our bipolar plates, the initial costs for other components are higher than originally estimated as is common with new products.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $3,013,000 for the three months ended February 28, 2001 compared to $1,341,000 for the three months ended February 29, 2000. The increase in research and development costs of $1,672,000 is primarily the result of increases in personnel, related compensation, benefits and other personnel costs associated with the continuing development of our stationary power fuel cell systems in conjunction with the contract we entered into with ECO during the year ended May 31, 2000 and the development of our portable and mobile products. The remaining increase is a result of increased material costs to build prototype units, fees paid to outside suppliers for subcontracted components and services, facilities costs and other general overhead costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $2,017,000 for the three months ended February 28, 2001 compared to $1,617,000 for the three months ended February 29, 2000, an increase of $400,000. This increase is primarily the result of increased personnel costs necessary to support the growing operations of our business. Additionally, approximately $190,000 in costs were incurred for professional services related to the site identification, lease preparation and engineering plans for our manufacturing facility in North Carolina.

         INTEREST INCOME. Interest income was $1,921,000 for the three months ended February 28, 2001 compared to $269,000 for the three months ended February 29, 2000, an increase of $1,652,000. This increase was a result of interest income earned from the investment of the net proceeds of our initial public offering, which was concluded in August 2000.

         INTEREST EXPENSE. There was no interest expense incurred for the three months ended February 28, 2001 or for the three months ended February 29, 2000.

COMPARISON OF THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

         REVENUES. Revenues were $2,821,000 for the nine months ended February 28, 2001 compared to $2,582,000 for the nine months ended February 29, 2000, an increase of $239,000 or 9%. Our revenues for the nine months ended February 28, 2001 were derived approximately 40% from contract revenues and 60% from product revenues. Contract revenues for the nine months ended February 28, 2001 were $1,142,000, a decrease of $1,016,000 from $2,158,000 for the nine months ended February 29, 2000. Product revenues for the nine months ended February 28, 2001 were $1,679,000, an increase of $1,255,000 from $424,000 for the nine months ended February 29, 2000. The decrease in contract revenues and the increase in product revenues for the nine-month comparative periods is principally due to our emphasis on commercialization of our fuel cell products. Contract revenue for the nine months ended February 28, 2001 was principally derived from contracts with the Naval Surface Warfare Center to develop and provide a 3 to 5 kilowatt fuel cell system integrated with a fuel reformer for military field communications and with the National Institute of Standards & Technology to build and demonstrate a 5 kilowatt fuel cell system for primary and backup power for telecommunication systems. Product revenue for the nine months ended February 28, 2001 was derived from sales of stationary high power units to ECO, Hydro Quebec and Gaz de France, sales of low power portable power systems to various customers and licensing fees.

         COST OF REVENUE. Cost of revenue was $3,332,000 for the nine months ended February 28, 2001 compared to $2,332,000 for the nine months ended February 29, 2000, an increase of $1,000,000. The increase in the cost of revenue is principally due to an increased cost of product revenue resulting from increasing sales and increasing costs associated with adding additional manufacturing capacity required to produce our products in larger quantities. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future as we increase our capacity consistent with increasing demand for our products. Cost of revenue as a percentage of revenue will continue to increase in the foreseeable future as we continue to add manufacturing capacity, principally in our new North Carolina facility.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $8,805,000 for the nine months ended February 28, 2001 compared to $2,986,000 for the nine months ended February 29, 2000. The increase in research and development costs of $5,819,000 is primarily the result of increases in personnel, related compensation, benefits and other personnel costs associated with the continuing development of our stationary power fuel cell systems in conjunction with the contract we entered into with ECO during the year ended May 31, 2000 and the development of our portable and mobile products. The remaining increase is a result of increased material costs to build prototype units, fees paid to outside suppliers for subcontracted components and services, facilities costs and other general overhead costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $5,176,000 for the nine months ended February 28, 2001 compared to $3,782,000 for the nine months ended February 29, 2000, an increase of $1,394,000. This increase is primarily the result of increased personnel costs necessary to support the growing operations of our business. Additionally, approximately $190,000 in costs were incurred for professional services related to the site identification, lease preparation and engineering plans for our manufacturing facility in North Carolina.

         INTEREST INCOME. Interest income was $3,867,000 for the nine months ended February 28, 2001 compared to $453,000 for the nine months ended February 29, 2000, an increase of $3,414,000. This increase was a result of interest income earned from the investment of the net proceeds of our initial public offering, which was concluded in August 2000.

         INTEREST EXPENSE. There was no interest expense incurred for the nine months ended February 28, 2001 compared to $77,000 for the nine months ended February 29, 2000.

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

         At February 28, 2001, we had net working capital of approximately $103,355,000, which consisted primarily of cash, cash equivalents and short-term investments compared to working capital of $13,213,000 at May 31, 2000. This increase was primarily due to the completion on August 14, 2000 of our initial public offering of 7,000,000 shares of common stock, which resulted in net proceeds after underwriting commissions and other expenses to the Company of $101,600,000. The net proceeds were invested in a variety of securities, including both government and corporate obligations with maturities of less than one year and money market funds through February 28, 2001.

         Net cash used in operating activities for the nine months ended February 28, 2001 was $11,229,000. Cash was used primarily to fund the net loss of $10,757,000 and to increase inventories and other assets.

         Net cash used by investing activities was $49,334,000 for the nine months ended February 28, 2001, $62,639,000 for the purchase of short-term investments, $14,525,000 provided from converting short-term investments into cash equivalents and $1,221,000 for capital expenditures. We will be making substantial capital expenditures through our fiscal year ended May 31, 2002 consistent with our commercialization plans and the start up of our manufacturing operations in North Carolina.

         In January 2001, H Power signed a ten-year lease for approximately 80,000 square feet of manufacturing and office space near Charlotte, North Carolina. This lease has two five-year renewal options exercisable at the end of the 10th year. We expect to occupy the facility in the second calendar quarter of 2001.The annual base rental rate for this facility will be approximately $425,000, subject to escalations beginning in the second year of the lease term. In addition to the base rent, we are responsible for the cost of maintenance, taxes and insurance.

         The Company currently occupies space in New Jersey in three separate facilities with leases due to expire in July 2001. During the quarter, the Company extended the leases for two of the facilities for a period of 12 months. The lease for the third facility was extended for a period of 6 months with the option to renew the lease for an additional 6 months. We are currently attempting to locate approximately 35,000 square feet in New Jersey to replace this existing space.

         The lease for our primary facility in Canada expires in September 2001. We signed a ten-year binding Offer to Lease for a facility in Canada with approximately 28,000 square feet in January 2001. This lease has a five-year renewal option exercisable at the end of the 10th year. The annual base rental rate for this facility for the first and second five years is approximately $175,000 and $203,000, respectively. In addition to the base rent, we are responsible for the cost of maintenance, taxes and insurance.

         We believe that cash from operations, along with the net proceeds of the sale of our common stock from our initial public offering will be adequate to fund our operations for approximately 18 months from February 28, 2001. We expect to spend in excess of $21,000,000 on property, plant and equipment during this period of time. We anticipate that we will incur substantial losses over at least the next few years due to numerous factors, including completion of our product development activities in our efforts to commercialize our fuel cell systems, increasing our sales and marketing activities, hiring and training our production staff, expanding our manufacturing capacity, and acquiring and installing new management information systems.

         As of February 28, 2001, we had notes payable of $187,000. Of this amount $122,000 is an unsecured payment that was due pending resolution with the lender. We also have a $65,000 governmental loan that is non-interest bearing that was used to finance the last phase of a development project involving our Canadian subsidiary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our financial market risk includes risks associated with international operations and related foreign currencies, as we have a significant operation in Canada. Expenses in this operation are incurred in Canadian dollars and therefore are subject to foreign currency exchange risk. Through February 28, 2001, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. In addition, our international business is subject to the risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other legal regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these and other factors.

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

                                    PART II.
                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed as part of this report:

                  10.57 Lease agreement dated January 10, 2001 by and between W.F. Harris Development, LLC and H Power Corporation

                  10.58 Offer to Lease dated January 8, 2001 by and between Bombardier, Inc. and H Power Enterprises of Canada, Inc.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 13, 2001                        H POWER CORP.


                                            By:      /s/ William L. Zang
                                                --------------------------------
                                                       William L. Zang
                                                    CHIEF FINANCIAL OFFICER
                                                (on behalf of the Registrant and
                                                as principal financial officer)

                                  EXHIBIT INDEX


10.57 Lease agreement dated January 10, 2001 by and between W.F. Harris Development, LLC and H Power Corporation

10.58 Offer to Lease dated January 8, 2001 by and between Bombardier, Inc. and H Power Enterprises of Canada, Inc.