Form 10-K
period 2001-05-31
H POWER CORP
filed 2001-08-16
CIK 1094959

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                                    OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE
                                   ACT OF 1934
                     For the fiscal year ended May 31, 2001

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                         COMMISSION FILE NUMBER:0-31195

                                  H POWER CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                                 22-3010742
    ----------------------------         --------------------------------------
    (State or other jurisdiction         (I.R.S. Employer Identification Number)
  of incorporation or organization)

                  1373 BROAD STREET, CLIFTON, NEW JERSEY 07013

          (Address of principal executive offices, including zip code)

                                 (973) 249-5444

              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $.001 per share.

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. |X|

As of August 14, 2001, 53,852,828 shares of the Registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing sale price of $4.30 on the Nasdaq National Market on August 14, 2001, was $177,482,616.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Registrant's Annual Meeting of Stockholders to be held on October 4, 2001 are incorporated by reference into Part III of this report to the extent described therein.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

We design, develop, manufacture and sell proton-exchange membrane, or PEM, fuel cell systems. Our goal is to be a leading provider of residential cogeneration fuel cell systems. We are completing the development of residential co-generation units, or RCUs, which provide 3 to 4.5 kilowatts of continuous power, peak power of up to 10 kilowatts, and power spikes of up to 20 kilowatts. The RCU has been designed to provide the electricity needs of an average home in the United States. The RCU incorporates many proprietary technologies including the fuel cell stack and a fuel processor based on steam reforming which processes propane or natural gas to high quality hydrogen for the fuel cell. Our RCU has been designed to operate independently off the electric grid with load-following capabilities. We have also developed smaller portable and mobile power units, which operate on hydrogen, that can produce power from 15 to 500 watts. These units can power equipment such as highway variable message signs, various communications apparatuses, sensor and metering devices, specialty electric vehicles, and personal portable electronic devices. We are currently offering for sale several portable and mobile fuel cell systems operating on hydrogen, ranging in power from 35 watts to 500 watts, for a wide range of applications.

We were founded in 1989 and incorporated in the State of Delaware, and have developed, own or have been granted the exclusive rights to significant patents, proprietary technology and trade secrets covering fuel cells and ancillary systems, particularly fuel cell stacks and fuel processors. Fuel cells are devices that generate electricity efficiently and cleanly from the electrochemical reaction of a fuel, such as hydrogen, and oxygen. Hydrogen is typically derived from conventional fuels including natural gas or propane, while the oxygen is derived from the air. Our PEM fuel cells are designed to provide electricity for a wide range of stationary, portable and mobile applications. Stationary fuel cell systems can provide on-site power to replace or supplement the electric grid for use in residences, farms, small commercial establishments, industrial facilities, and telecom applications.

Our initial target market for our residential cogeneration products will be rural, remote homes. We will be selling to our initial target market through ECO Fuel Cells LLC, created by Energy Co-Opportunity, Inc. (collectively "ECO") an association of approximately 300 rural electric cooperatives. We believe that as our stationary, portable and mobile products gain acceptance in the market and are manufactured in large quantities, their cost will decline and their reliability will increase, which will enable these products to provide electricity competitively for a wide variety of applications and geographical territories.


INDUSTRY AND MARKET TRENDS

According to the Gas Research Institute, the percentage of power generation supplied by central utilities will continue to decline over the next ten years due in large part to state deregulation legislation which should increase competition by offering more choices to end users. A growing share of total generation is anticipated to be provided by non-utility generators, of which merchant generators are forecast to provide the biggest share. Power generation by large non-central generators and distributed generators also is expected to grow. In particular, we believe that demand for fuel cell products will increase as the worldwide need for distributed, off-grid electric power grows. We believe that a number of market trends favor significant penetration of fuel cells into the distributed power generation market, including the:

o increasing requirements for continuous, reliable primary and backup electric power at residences, on farms, in commercial establishments and at small manufacturing facilities;

o increasing trend toward decentralized communications systems requiring more reliable power than is available on the current electric grid;

o rising demand for electric power in rural areas as well as in developing countries with minimal existing infrastructure;

o continuing privatization and deregulation of utilities, which is likely to open the market for alternative power;

o increasing desire on the part of utilities to avoid costly transmission, maintenance and distribution expenditures; and

o increasing regulation of the environmental impact of conventional fossil fuel and nuclear power generation and transmission.


OUR STRATEGY

Our goal is to establish PEM fuel cells as a major alternative energy source and to become the leading commercial provider of PEM fuel cells and fuel cell systems. The following are key elements in our strategy:

o Focus on Existing Markets For Stationary Power Products Such as Rural Areas. We intend to distribute our stationary products initially to rural areas through ECO. We believe that most of the early adopters will be homeowners who live in rural, residential areas remote from the power grid. We believe that rural areas will be among the most likely early adopters of fuel cell systems because these markets require alternative stationary power sources such as our RCU systems. In the future, our goal is for manufacturing efficiencies to lead to cost reductions that will make our products attractive to the more price-sensitive, larger market of grid-connected urban and suburban locations.

o Strengthen and Expand Our Strategic Relationships. We are seeking to strengthen our existing domestic and international strategic relationships with customers such as ECO and Mitsui, as well as aggressively pursue additional manufacturing, marketing and distribution partnerships.

o Penetrate Markets for Portable and Mobile Fuel Cell Products. We will seek to increase sales of our portable and mobile fuel cell systems while we continue to supply demonstration and prototype models of these systems to a broad range of customers with multiple potential applications.


o Capitalize on Our Technological Advantages Over Other Fuel Cell Developers and Other Potential Alternative Power Sources. We are seeking to continue to capitalize on our proprietary technologies in developing our fuel cell systems. For example, we believe our steam reforming technology will provide our products with a significant advantage in hydrogen yield and overall system efficiency as compared with other fuel processing methodologies.

o Develop and Acquire Advanced Complementary Technologies. We believe that several new technologies could provide advantages for certain applications over systems that require fuel processing equipment to deliver hydrogen to a fuel cell. For example, the direct methanol fuel cell, or DMFC, converts the chemical energy of liquid methanol directly into electrical energy. We have been pursuing the development of DMFC technology through internally-funded projects. In addition, we will evaluate acquiring advanced, complementary technologies to enhance the performance, efficiency and cost of our products.

The competitiveness of our products depends on several factors, including the application and the environment in which they will be operated. Another major factor is cost to the customer. We have embarked on an aggressive cost reduction program to reduce the cost of our RCU to compete economically with alternative products available to the customer. During the fiscal year we reduced the cost of our fuel cell stack by approximately 33 percent in terms of dollars per kilowatt. We have targeted a 20 percent cost reduction for our RCU in the next fiscal year. Other traditional residential power sources for remote locations, such as internal combustion engine-generators, may currently be less expensive but may not be as attractive as a higher priced fuel cell because of their noise, pollution, and inconvenient maintenance requirements. We believe that our residential cogeneration products will be accepted by early adopters in rural, remote locations because they may best meet the complete set of criteria used by the customer in choosing a residential power source.


OUR PRODUCTS

Our current products consist of PEM fuel cell systems for stationary power and portable and mobile power. Our low power products typically have power ratings of up to 1,000 watts, are air cooled and utilize hydrogen as the primary fuel. Our high power products have power ratings in excess of 1,000 watts, are water cooled and use either natural gas or propane as the primary fuel.

Stationary Power Products
Stationary fuel cell systems can provide on-site power to replace or supplement the electric grid for use in residences, farms, small commercial establishments, industrial facilities, and telecom applications. Our fuel cells' low emissions, low noise and high efficiency will allow them to be installed near or at the end-user's location, which will eliminate expensive transmission and distribution costs. Additionally, our fuel cells' negligible regulated emissions and quiet operation significantly reduce complex issues associated with siting and licensing traditional power sources. The following is an outline of each of our stationary power products and the current status of our commercialization efforts:

o RCU. A 1 to 10 kilowatt residential cogeneration unit AC generator of electricity and by-product heat, providing all the electricity needs of an average home. We have completed the alpha testing stage and are currently beta testing the systems at selected customer sites. Upon successful completion of our beta tests we anticipate commercial shipments of the units in late calendar 2002 to early adopters who are homeowners living in rural, residential areas remote from the power grid.

o PS and EPAC. These products provide up to 500 watts of AC or DC power and are hydrogen fueled power supply, to be used as back-up power sources for telecommunications, remote access and emergency power during grid power outages. These systems are modular and their power capacity can be increased to 1,500 watts. These products are available in pre-production quantities and are currently being evaluated by selected customers.

o TELPAC. A 500 to 5,000 watt liquid fueled or direct hydrogen power supply, to be used for distributed telecom backup power applications. This product is in the preliminary development stage.

According to data provided to us by the National Electric Rural Cooperative Association, over the course of a year, the average U.S. home consumes, on average, approximately 1 kilowatt of power. There are specific circumstances, however, especially during the use of air-conditioning in the summertime, when the power demands in the home could exceed the rated capacity of our fuel cell for an extended period of time. Power spikes in a home could be on the order of 20 kilowatts, for example, during motor-starting. These power spikes are inherently very short in duration (on the order of a second or less); therefore, they represent an insignificant energy burden for the battery, which can easily respond to such instantaneous peak-power demands. During these peak periods, the power provided from a fuel cell system, economically sized to meet a small multiple of the average power need, would be insufficient without the use of supplemental batteries. The amount of incremental energy required from batteries will vary depending on the size of the home and on the climatic conditions to which it is subject. For the typical home, averaging less than 2,400 square feet of floor space, the battery energy storage requirement is expected to be less than 8 kilowatt-hours, except in those areas that experience very high temperatures for a large fraction of the summertime day. The first prototype of our RCU, used in the alpha test stage provided 3 kilowatts of continuous power and peak power of up to 10 to 15 kilowatts. This system was not adequate to power average homes with high air-conditioning requirements. Our second generation prototype RCU system, which we are currently beta testing, was designed to provide continuous power of 4 to 5 kilowatts. We believe that these second generation prototypes, once their efficiencies have been optimized, and the commercial systems that are planned to follow, will be suitable to power the average home in most areas in the U.S.

Our RCU system will process propane or natural gas, yielding electricity and heat for hot water as well as space heating. In addition, we are designing our systems to provide for net metering, which we believe will eventually allow our customers to sell power back to the grid. The RCU will incorporate our fuel processor using steam reforming technology.

The economics of replacing grid-delivered electricity with home-generated power are sensitive to fuel efficiency and we believe that our steam reforming technology will provide a competitive advantage over other types of fuel processing in the markets we serve.

Our fuel cell stack operates at near atmospheric pressure, which allows the use of an air blower, instead of a compressor. This results in substantially lower power consumption, greater fuel efficiency, less system complexity and less noise.

Portable and Mobile Products
Portable fuel cell systems can power electronic equipment and in the future personal portable electronic devices. Mobile fuel cell systems can provide auxiliary power for applications that operate the air conditioning and electronic systems of large vehicles. The power requirements for portable and mobile electronic devices continue to expand. Leading battery technologies, however, are rapidly approaching the practical limits of their energy storage capabilities. In response to the growing demand for portable and mobile power, we have produced a wide array of prototypes and several commercial portable and mobile fuel cell systems for product applications that require a low, steady state power draw for long durations. The following is an outline of each of our portable and mobile power products and the current status of our commercialization efforts:

   o PowerPEM-D35- a 35 watt, 12 volt DC, hydrogen-fueled power supply used in educational, demonstration and scientific applications. These systems are available and in commercial production.

   o PowerPEM - VMS50- a 50 watt, 12 volt DC, hydrogen-fueled power supply for battery charging, used in back-up power or solar variable-message road signs applications. These systems are available for limited commercial production.

   o PowerPEM-SSG50- a 50 watt, 12 volt DC, hydrogen-fueled power supply used for general purpose power, remote communications and instrumentation and railroad and traffic equipment applications. These systems are available for limited commercial production.

   o PowerPEM-PS family of products- ranging from 250 to 500 watt DC, hydrogen-fueled power supplies, used in telecommunication back-up power, remote power, small electric vehicles, auxiliary power units and electric wheelchair applications. These systems are available for limited commercial production.

We are also developing products that can be used to power diverse applications such as radio transmitters and robotic vehicles. Our development activities are targeted towards capitalizing on major market opportunities in both military and commercial sales. Our products designed to power remote-lighting systems incorporating the PowerPEM-VMS50 are currently under development and have the potential for wide use in applications such as construction, advertising and transportation.

PEM FUEL CELL TECHNOLOGY

A PEM fuel cell is a device that silently produces electricity through an electrochemical reaction in which hydrogen and oxygen are combined to generate electricity, with usable heat and water as the principal by-products. The hydrogen used in the process is derived from fuels such as natural gas, propane, methanol or other petroleum products and the oxygen is drawn from the air. Our fuel cells consist principally of two electrodes, the anode and the cathode, separated by a polymer electrolyte membrane. Each of the electrodes is coated on one side with a platinum-based catalyst. Hydrogen fuel is fed into the anode and air enters through the cathode. In the presence of the platinum catalyst, the hydrogen molecule splits into two protons and two electrons. The electrons from the hydrogen molecule flow through an external circuit creating an electric current. Protons from the hydrogen molecule are transported through the polymer electrolyte membrane and combine at the cathode with the electrons and oxygen from the air, to form water and generate by-product heat. Individual fuel cells are positioned between electrically conducting bipolar plates and combined into a fuel cell stack.

The voltage of a stack of cells is proportional to the number of cells. The number of cells in a stack and the cell surface area determine the amount of electrical power that can be generated. The DC power produced by a fuel cell stack is either applied directly to a DC load or converted to AC power by an inverter. The heat generated in the process can be used in cogeneration heating and offers the potential to enhance significantly the overall efficiency of a PEM fuel cell system. Compared with currently available energy storage and production alternatives, fuel cell systems have a combination of characteristics that make them attractive for a wide variety of current niche applications. Typically, fuel cell systems are attractive to users of electricity who require portability, mobility, an independent off-grid power source, a remotely located electrical power source or an on-site backup power source when the grid fails. Fuel cell systems, nonetheless, today are significantly more expensive than other currently available energy storage and production alternatives.

Other types of fuel cells have been under development for a variety of applications, but we believe that PEM fuel cells have distinct advantages over each of these for near term commercialization. PEM fuel cells can provide power ranging from milliwatts to kilowatts, depending on their size and configuration. PEM fuel cells operate at low temperatures, which allows for faster start-ups. They also respond rapidly to changes in demand for power. Other types of fuel cells, however, have a greater tolerance to operating on different fuels than PEM fuel cells and are more suitable for high (up to 250 kilowatt) power applications. Nonetheless, we believe that PEM fuel cells have the greater potential for near term commercialization of systems that can be utilized for the broadest range of commercial, industrial and consumer products.

We also believe that PEM fuel cells are better suited for small portable and mobile applications than other types of fuel cells. While PEM fuel cells are advantageous in many respects, they are significantly more expensive and have a slower start-up time than combustion-powered generators. Unlike PEM fuel cells, combustion-powered generators are also widely available today in the marketplace.

PEM Fuel Cells Compared to Combustion-Powered Generators. PEM fuel cell systems have inherent operational and environmental advantages over combustion-powered generators:

Attribute                                      Advantage
---------                                      ---------
Fuel cells are electrochemical devices,        Greater efficiency and lower
rather than combustion-powered generators.     operating costs through fuel
                                               savings.

Fuel cells are virtually pollution             More suitable for home use; can
and odor-free.                                 be located within the home or
                                               business.

Fuel cells are reliable and require minimal    Better adapted to intermittent
maintenance.                                   use in back-up power systems.

Even small units can efficiently recover       Greater fuel economy through
by-product heat.                               cogeneration of power and heat.


STATUS OF OUR TECHNOLOGY

Our in-house PEM fuel cell system development efforts have concentrated on fuel cell components, fuel cell stacks, system components and system integration, as well as hydrogen storage and generation subsystems. The proprietary technologies that we have developed include:

   o formulation and fabrication of electrodes and membrane-electrode assemblies;

   o   design and fabrication of bipolar plates;

   o management of heat and water within the fuel cell stack and overall system;

   o   fabrication and assembly methodologies for cells and stacks;

   o   hydrogen fuel storage and generation; and

   o   steam reforming technology.

Our technologies have resulted in compact systems, for a wide array of current applications.

Our Fuel Cell Stacks. Our development program has emphasized the design and fabrication technologies for fuel cell stacks. The design characteristics differ between "higher-power" multi-kilowatt stacks, which are used for stationary power applications, and "lower-power" stacks, which are used for portable power and battery replacement. Our proprietary, low-power stack design achieves compactness and internal humidification, and provides user-friendly features such as external air-cooling and non-humidified reactants. We have successfully implemented this technology in many prototype, pre-commercial and commercial fuel cell systems.

We cool high-power stacks by directing a flow of water through them. This approach allows the stacks to operate at a higher power and provides a simple method to recover by-product heat for hot water and space heating. We maintain an active development program on our high power stacks, focusing on design features, component performance and costs. Our most recent high-power stack design has yielded higher output power, higher efficiency and lower power loss from auxiliary components than previous designs.

Our Fuel Storage and Processing-Integrated Systems. Our low-power fuel cell systems generally incorporate some means of hydrogen storage and supply. Examples are pressurized hydrogen vessels, metal-hydride canisters and chemical hydrides that generate hydrogen upon reaction with water. We typically integrate pressurized hydrogen or metal-hydride units into our fuel cell systems. We have delivered many prototype, pre-commercial and commercial systems based on hydrogen and metal-hydride fuel supplies. To expand the utility of our portable and mobile fuel cell systems in the marketplace, we are developing fuel reformers which extract hydrogen from common, widely available fuels such as natural gas, liquid propane or methanol. For these fuels, we are working with selected outside development companies to obtain fuel reforming technologies suitable for use in PEM fuel cell systems. We expect these reformers to be completed and available in the next three to five years.

During the year, we developed fuel reformers for our stationary power systems which will be fabricated by suitable outside contractors in accordance with our specifications. We integrated our fuel processor with our fuel cell systems for the beta testing phase of the RCU. We continue to evaluate and optimize our proprietary fuel reforming technology, which we believe will contribute to the overall system efficiency. We are also evaluating fuel processors that are available from outside vendors to determine the suitability for their use in our systems. We are in the process of integrating Osaka Gas' compact proprietary steam reforming technology with our 500 watt fuel cell system.

During the past year, several outside contractors have supplied us with power conditioning hardware, such as DC-to-AC inverters, based on specifications we provided to them. We integrated these sub-systems within our fuel cell systems and are continually evaluating performance, availability and cost profiles of the units. We are continuing our development program related to the system controller. As we obtain results from our in-house and beta field tests, we communicate the results to our vendors, so that they can further optimize the units for eventual commercial applications.

Before we can ship our RCU on a commercial basis, we need to increase system efficiency and reliability and significantly lower costs. We have identified efficiency, reliability and cost targets, and have focused our engineering efforts towards reaching those targets.


PRODUCT DEVELOPMENT AND COMMERCIALIZATION

Our research and development has been funded internally and from work performed under government contracts. For the fiscal years ended 2001, 2000 and 1999, total research and development expense was $13.5 million, $5.3 million and $3.1 million, respectively. Our research team continues to focus on improving PEM fuel cell performance by working to optimize materials and processes. These activities are critical to achieving a higher cell power density, which leads directly to smaller, lighter, lower-cost and more fuel-efficient fuel cell stacks and systems. Our development team improves the designs of our existing products and generates new product concepts. This team initiates advanced fuel cell stack and system concepts and develops associated pre-prototype and prototype hardware. The team also develops new methods for the removal of heat from a fuel cell and for the humidification of the cell membrane, thereby increasing the utility of existing products. During fiscal year 2001, we continued developing DMFC technology, which uses methanol to power the fuel cell. During the same period, our research and development teams made advances in the fuel cell stack assembly design to increase output and allow the fuel cell units to function normally in adverse conditions. We redesigned the fuel cell stack assembly, creating more design flexibility and reducing unit size. The activities of our development team are complemented by the multi-kilowatt system development team efforts at our subsidiary, H Power Enterprises of Canada Inc. This team, in concert with our system integration engineers, provides for the specification, procurement, evaluation and optimization of key subsystem hardware such as fuel processors and power conditioners, as well as overall system assembly. Our HPEC fuel processor group has designed, developed and manufactured steam reformers using natural gas or propane, and continues to focus on optimizing the steam reformer to increase its efficiency, which we believe will give our RCU a competitive advantage over fuel cell systems that use other types of fuel processors.

During the calendar year 2000, we completed our alpha testing of the RCU. These units were placed at test facilities with ECO members and other customers. These units were proof-of-concept prototypes placed in controlled environments to generate data for subsequent stages of testing. The results of the alpha tests were used to design the next generation of the RCU for beta testing. The results of the alpha tests were reviewed by a joint engineering committee consisting of approximately fifty engineers from various ECO cooperative members and four engineers from H Power. The systems for the beta tests were redesigned, by increasing the power output of the fuel cell system by 50 percent from 3 kilowatts to 4.5 kilowatts, and simultaneously reducing system size by 25 percent. During calendar 2001, we shipped and installed a limited number of units for beta testing to ECO and other customers, and we continue to monitor and use feedback from the field and incorporate the modifications into the next generation of beta and pre-commercial systems. We have extended the original beta test program to allow for extended cumulative reliability run time on the RCU. The extended beta test program will allow additional time for our engineers to make improvements in the system integration with sub-system components, make improvements in system efficiency and continue with cost reduction efforts. Subject to the successful completion of the beta test program, we expect to commence commercial sales of our stationary units in late calendar 2002 to customers which we have identified as the early adopters, who live in rural, residential areas remote from the power grid.


MANUFACTURING

In January 2001, we entered into a lease for a 90,000 square foot manufacturing facility in Monroe, North Carolina. The facility was opened in July 2001. We hired key personnel and will continue the staffing process over the next several years. Training of technical staff commenced in August 2001, and it is anticipated that the production of fuel cell stacks will start in September 2001. We also lease a total of approximately 27,000 square feet in two buildings in Belleville, New Jersey and a total of 30,900 square feet in two buildings in Saint Laurent, a suburb near Montreal, Canada, where we have the capability for limited manufacturing. We anticipate that our existing facilities, including our new manufacturing plant, will provide sufficient capacity through fiscal year 2003, and that we will need to develop or build additional capacity to achieve the production levels expected in fiscal year 2004 and thereafter. Our goal is to achieve system cost reductions as we move into higher-volume manufacturing phases. We are focusing our efforts on overall system design, component and subsystem integration, assembly and quality control processes. We are utilizing third-party manufacturing and engineering support to assist us in achieving our objectives. As we reach successively higher volumes of production, we believe that we can achieve substantial cost reductions through improved equipment and operator efficiencies, and by taking advantage of high-volume orders in the purchase of materials. Our strategy involves third party suppliers who, with our assistance, can design, develop and/or manufacture subsystems and components that we expect will achieve our cost and reliability targets. Several of our suppliers of key components or materials are working with us in cooperative technology development programs to improve and optimize system performance through a closer sharing of development data than is typical in a vendor/user relationship. Examples of relationships that we currently have in place or are developing include development programs in the areas of fuel processing, fuel cell stack components, control electronics, and power electronics. These relationships not only have the potential to optimize the performance of our fuel cells, but also may decrease our manufacturing costs.


SALES AND MARKETING

We plan to market and sell our products globally through distribution channels that we consider to be appropriate for the particular product and geographical area. Our immediate focus is to access markets that offer near-term opportunities for the sale of our stationary and portable and mobile fuel cell systems. We are strengthening our existing strategic relationships and pursuing new marketing and distribution partnerships with companies that have established distribution networks. Additionally, we plan to be a leading supplier of fuel cell products to large original equipment manufacturers for applications that could include telecommunications, military applications, motorized wheelchairs, golf carts, forklifts and small electric vehicles.

We believe that the rural community will be among the first early adopters of fuel cell technology. In the U.S., ECO will sell, market and distribute our stationary power products, with a power range of 1-25 kilowatts, exclusively in the counties in which rural electric cooperatives are active. We are also working closely with ECO to train participating cooperatives in the installation and maintenance of our products. ECO has also created programs to secure early orders of our commercial fuel cells by creating awareness of the product through presentations in cooperative territories. After our stationary products have been introduced to the rural, remote market, we believe that manufacturing economies of scale and production efficiency will permit us to further reduce our unit costs. As the capital cost of the unit decreases to below $1,000, we believe that a mass market will develop in grid-connected areas in which natural gas is available. We are dependent on sales of our RCU to ECO for a substantial portion of our revenues over the next two to three years. We believe that after such time, the combination of electricity and heat generated by our cogeneration systems from natural gas will be cost-competitive with electricity from the grid in many areas of the U.S. In addition to our ECO distribution channel, we believe that other types of companies will choose to enter into agreements to distribute our stationary power products. These include natural gas and propane distributors, electric utilities, manufacturers and distributors of electric and heating equipment, and homebuilders.

We are also actively seeking or have completed business arrangements with major companies that will distribute our stationary and portable and mobile power products in the U.S. and in industrialized regions such as Europe and Japan, as well as in developing countries. We expect that these distributors will have existing sales organizations, and that some of them will have the capability, or will acquire it, to install and service our products. We already have a distribution arrangement with Mitsui & Co., Ltd. to sell our fuel cell products in Japan. Mitsui will also assist in developing new strategic partners for sales, marketing and distribution in Japan.

We offer a limited one-year warranty on our portable and mobile products, and we will be offering ECO a similar product warranty covering commercial shipments of our RCU. Our reliance on revenues generated from federal and state government contracts decreased and will continue to decrease as revenues from product sales increase.


OUR ECO RELATIONSHIP

ECO is a national energy services cooperative, incorporated in Delaware in 1998. ECO provides its members with products and services to help them take advantage of new energy technologies, supports them in their acquisition of natural gas and propane companies, obtains energy products and services and provides consulting services. Currently, approximately 300 of the more than 900 rural electric cooperatives in the U.S. are ECO members (who are also its owners). ECO is controlled by a board of directors who are elected by these same cooperative members. Electric cooperatives have a service territory that includes some 80% of the U.S. counties in 47 states. These cooperatives supply power to approximately 14 million U.S. households, farms and small businesses. ECO also has the right to market H Power's products to the additional 37 million households in this service territory that are served by municipal and investor-owned electric utilities. Our product cost analyses indicate that after two to three years of commercial production, efficiencies in production and learning experience should reduce the cost of our PEM fuel cell systems substantially. We believe that our systems would then become attractive to a significant percentage of the additional 37 million households, particularly those in areas where the cost of electricity is relatively high and the cost of natural gas is relatively low. The 300 rural cooperatives which are currently ECO members service in excess of 9 million homes. The electric cooperatives serve some of the fastest growing areas in the U.S.

ECO has selected us to be its exclusive supplier of stationary fuel cells in the 1 to 25 kilowatt range. In addition, ECO has agreed not to sell to its cooperative members any of our competitors' fuel cell systems, so long as our fuel cell systems are not significantly less competitive in terms of quality, price and performance. In August 1999, ECO purchased 5,000,000 shares of our common stock (reflecting a 5-for-1 stock split effected on July 24, 2000) for an aggregate purchase price of $15,000,000 and as of May 31, 2001, continued to hold 4,750,000 of these shares. In August 2001, ECO implemented a 10b5-1 plan to sell shares of H Power common stock in an orderly fashion over a substantial period of time to raise funds to finance its marketing program. ECO has already started its marketing efforts nationwide. The success of ECO's marketing plan will depend on its successful efforts to generate the necessary working capital to finance its sales efforts and to purchase products from us. In addition, the success of ECO's marketing program will depend on our ability, within a reasonable period of time, to reduce the cost of our fuel cell system and increase its efficiency and reliability, as well as general market acceptance of fuel cells as an alternative to existing power generation solutions.

During the year, we installed several of our units for testing purposes in various cooperatives throughout the country. These locations were chosen based on geography, climatic conditions (e.g., temperature and humidity) and traditional load curves. The data obtained from these test units will be used to further develop our fuel cell size, design and operational components. Based on the evaluation of the field test results, we have extended the test program to give additional time to further enhance the reliability of our systems. Participation in this testing program was voluntary, and required participants to pay a test participation fee to ECO, which will be refunded against future fuel cell purchases, and territory license purchases.

In furtherance of this testing program, ECO created a fuel cell engineering committee, consisting of 50 managers, engineers and technical representatives from these cooperatives. Four sub-committees have also been established to focus on the fuel cell design and test protocol, safety and interconnection, code and building inspection and training and maintenance. The objective of these committees will be to provide guidance on the final commercial development of the stationary fuel cell.

ECO purchased the exclusive rights on a per-household basis to be the supplier of fuel cells in the 1 to 25 kilowatt range in the U.S. and made an initial $2.5 million payment to us in August of 1999. These rights exclude sales of fuel cells to the national accounts of telecommunications companies for systems that power telecommunications equipment. The ultimate customer of the fuel cells will be the rural electric cooperatives and their customers. ECO has subdivided its distribution rights by county, and has itself begun to sell its rights to sell, distribute, lease, finance and service to ECO members, or to electric cooperatives which become ECO members. In addition to the exclusive distribution rights, the electric cooperatives will be required to purchase a minimum number of fuel cells each year, but will also be given volume discounts based on units purchased.

Under the terms of our agreement, ECO has agreed to purchase 12,300 of our stationary fuel cell systems over several years at established unit prices, representing approximately $81 million in revenues. ECO has agreed to purchase these units over a 30 month period after the 10th commercial unit is shipped. In March 2000, we began to ship to ECO our initial test and evaluation units for our alpha stage testing. This program was completed in December 2000. We commenced shipping our beta units in December 2000 and are currently continuing to ship limited numbers of units. As we analyzed the test results with ECO, we mutually determined that we needed to make modifications to the unit to enhance performance and increase efficiency. In July 2001, we announced we would extend our beta test program. Subject to the successful completion of our beta testing program, we expect to commence shipping commercial units of our RCUs to early adopters who will be homeowners living in rural residential areas remote from the power grid. Our goal is to commence shipping these initial units toward the end of calendar year 2002. It is possible that these commercial units will not trigger the requirement under the ECO agreement that ECO purchase 12,300 units over a 30 month period. In addition, we believe it likely that certain terms and conditions of our contract with ECO may be revised. For example, the agreement currently provides that we will supply a 3 kW unit to ECO and we are currently supplying a 4.5 kW unit. In addition, we may offer several units with different power ratings. We also have agreed to sell our units to ECO at most preferred customer prices. To the extent that our sales to third parties require us to lower the price of the RCUs that ECO has committed to purchase, the aggregate purchase price under our ECO agreement will be correspondingly reduced. ECO's financial ability to perform under the agreement and to purchase units from us is dependent on our being able to offer timely, reliable and competitive fuel cells and its ability to raise necessary funding for its marketing program and to resell the units to its primary customer base, the rural electric cooperatives.


OUR MARKETING AND TECHNOLOGY DEVELOPMENT ALLIANCES

We intend to aggressively pursue additional manufacturing, marketing and distribution alliances, and the following represents some of the significant relationships that we have established:

Mitsui & Co., Ltd. In May 2000, we entered into a renewable two-year distribution arrangement with Mitsui & Co., Ltd. Under the terms of this arrangement, we granted Mitsui the right to distribute and sell our fuel cell products in Japan. The terms and conditions of each purchase and sale of our fuel cell products by and to Mitsui, if any, will be determined through the negotiation of separate purchase and sales contracts.

Ball Aerospace & Technologies Corp. In September 2000, we signed a memorandum of understanding with Ball Aerospace & Technologies Corp., a subsidiary of Ball Corporation, whereby H Power will supply fuel cell stacks capable of supplying between 10 and 500 watts of electricity for Ball's PPS-15, PPS-50 and PPS-100 portable power systems sold to the U.S. military and others requiring similar sophisticated power sources.

SGL Carbon LLC. In October 2000, we entered into a Memorandum of Understanding with SGL Carbon LLC, to jointly develop cost-effective graphite plate components customized for use in our PEM fuel cell systems.

Kurita Water Industries Ltd. In March 2001, we entered into a joint evaluation agreement with Kurita Water Industries Ltd., whereby we will install and test Kurita's proprietary water purification technology in our fuel cell systems. This alliance will give H Power access to Kurita's advanced technology on an exclusive basis in North America upon execution of a definitive commercial supply contract between the two companies.

Osaka Gas Co., Ltd. In August 2000, we entered into a joint study agreement with Osaka Gas Co., Ltd. to evaluate the commercial feasibility of stationary co-generation PEM fuel cell systems and develop these systems for the Japanese market. The system to be developed will use our proprietary fuel cell technology and Osaka Gas' proprietary compact steam reforming technology. The objective will be to develop and offer one kilowatt and 500 watt cogeneration systems in Japan where the demand for low power alternative energy systems is strong.

Air Products and Chemicals Inc. In January 2001, we entered into two letters of intent with Air Products and Chemicals Inc., to jointly investigate forming a business alliance to serve the emerging market for small sub-kilowatt portable and mobile hydrogen-based fuel cell systems, and to jointly conduct an analysis and development effort to pursue the market for hydrogen-based fuel cell power systems used in high-value, critical service telecom back-up power applications.

Gaz de France. In May 2001, we amended our original memorandum of understanding with Gaz de France, whereby GDF will be our preferred partner for the development of fuel cells in France. As part of the amendment to the MOU, GDF agreed to purchase six of our beta residential cogeneration units. With GDF's cooperation, we have begun the process of obtaining CE codes and standards marking necessary for the use and sale of our products within any European Union member country.

Altair Energy LLC. In May 2001, we entered into agreements with Altair (1) to distribute our products in California, (2) to develop and implement a marketing plan for the launch of a pilot demonstration program in southern California and
(3) for professional services related to the development of product documentation materials, product training materials for use in training courses, implementation of pilot and training courses and after training product support services.

Naps Systems Oy. In June 2001, we entered into a distribution and development agreement with Naps Systems Oy, a subsidiary of Fortum Corporation, located in Finland. Naps Systems will distribute our standard and customized off-grid fuel cell systems in select Asian and European countries. The agreement also calls for both H Power and Naps Systems to work toward the further development of fuel cell products for off-grid use, and both companies will work toward the marketing and selling of such future products.


INTELLECTUAL PROPERTY

We have 22 patents issued or allowed in the U.S. and one patent issued or allowed in each of Europe, Taiwan and Singapore covering our proprietary technology. The issued patents will remain in effect for the next fourteen to eighteen years. In addition, we have filed patent applications domestically and internationally relating to fuel cell technology to protect proprietary features arising from our development efforts. We also have filed numerous "Document Disclosures" with the U.S. Patent and Trademark Office in preparation for submitting corresponding patent applications. We have also accumulated substantial trade secrets and "know-how" since our inception relating to fuel cell stacks, fuel cell design, fuel processing technology and assembly. We rely on confidentiality agreements to protect our unpatented proprietary information, know-how and trade secrets. We believe, however, that our success is substantially dependent on the knowledge, experience and technical expertise of our employees. In this regard, our employees are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by us. These agreements also contain non-competition and non-solicitation clauses for the term of employment and for one year thereafter.


COMPETITION

We compete against existing and emerging technologies in our targeted markets for stationary and portable and mobile applications. We compete primarily on the basis of reliability, efficiency, cost and environmental considerations. Competitors that we are aware of who are developing PEM fuel cells include: Plug Power Inc., International Fuel

Cells, a unit of United Technologies Corp., Ballard Power Systems Inc., Avista Corp., IdaTech Corporation, Nuvera Fuel Cells Inc., Hydrogenics Corporation and Global Thermoelectric Inc. A number of major manufacturing and automotive companies also have in-house PEM fuel cell development efforts. The markets for electricity are intensely competitive. There are many companies engaged in all areas of traditional and alternative electric power generation in the United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas and specialized electronic firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as solar and wind power, reciprocating diesel engines and microturbines as well as grid-supplied electricity. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do.

We also compete with companies that are developing other types of fuel cells. In addition to PEM fuel cells, phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells are generally considered to have viable commercial applications. These fuel cells differ in regard to cell materials and operating temperature. While all fuel cell types have potential environmental and efficiency advantages over traditional power sources, we believe that PEM fuel cells can be manufactured less expensively and are more efficient and more practical in small-scale applications.

We believe that our systems will also compete with other distributed generation technologies, including microturbines, solar and wind powered systems and engine-generators, and with current conventional power sources such as batteries and providers of on-grid electricity.

Although we believe many choices will emerge in the distributed power generation marketplace, we believe that our fuel cell systems will have a competitive advantage because they can be more easily scaled to residential size and will be more efficient in handling the load profile of residential customers. We also believe that they will be quieter, environmentally cleaner, more efficient, and less expensive to install, service and maintain. We also expect that our systems will compete very favorably from a cost standpoint with solar- and wind-powered systems. However, the cost of electricity provided through the grid is substantially less than the cost of electricity provided by our fuel cells, and it may be several years before the cost of fuel cells decline to the level necessary to compete with the grid.


GOVERNMENT REGULATION

We do not believe that we will be subject to existing federal and state regulatory commissions governing traditional electric utilities and other regulated entities. We anticipate, however, that our products and their installation will be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. Any government regulation may depend, in part, upon whether a system is placed outside or inside a home. Product safety standards have been established covering the overall fuel cell system (ANSI Z21.83) and the power conversion electronics (UL 1741). Our product is being designed in compliance with these standards. At this time, we do not know which jurisdictions, if any, will impose regulations upon our products or installation. We also do not know the extent to which any existing or new regulations may impact our ability to distribute, install and service our products. Once our products reach the commercialization stage and we begin distributing our systems to our early target markets, federal, state or local government entities or competitors may seek to impose regulations. We intend to encourage the standardization of industry codes to avoid having to comply with differing regulations on a state-by-state or locality-by-locality basis.


EMPLOYEES

As of May 31, 2001, we employed 183 persons. None of our employees are represented by a labor union. We consider our relationships with our employees to be satisfactory. All key employees have signed confidentiality and non-competition agreements. These agreements prohibit our employees from disclosing any of our confidential information at any time during or after their employment with us and prohibit them from competing with us for one year following termination of their employment.


RISK FACTORS

We believe that the occurrence of any or some combination of the following factors could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NEVER SUCCESSFULLY COMPLETE THE RESEARCH AND DEVELOPMENT REQUIRED TO COMMERCIALIZE OUR RESIDENTIAL COGENERATION FUEL CELL SYSTEMS.

We are currently in the research and development stage of our residential cogeneration fuel cell systems. We have shipped and installed to ECO and other customers a limited number of alpha and beta fuel cell units for testing purposes. We have extended our beta test program to allow for extended cumulative reliability run time on the RCUs and to allow additional time for our engineers to make improvements in the system integration with sub-system components. Further, we must decrease the costs of our fuel cell systems and improve their overall efficiency in order to begin viable commercialization of our fuel cell products. Although we have entered into an agreement with ECO for the sale of our residential cogeneration fuel cell products, we have not yet produced a commercially viable fuel cell system and are behind in our testing and commercial production schedule. We may not successfully complete our research and development program and accordingly we may never have commercial sales of our residential cogeneration fuel cell products.

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION, WE EXPECT FUTURE LOSSES AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

We have incurred net losses each year since our inception in 1989 and had an accumulated loss of approximately $67 million as of May 31, 2001. We expect to continue to incur net losses at least through our fiscal year 2005 and these losses may be substantial. To implement our business strategy, we will have to incur a high level of fixed operating expenses and we will continue to incur considerable research and development expenses and capital expenditures. Further, we expect the cost to produce our initial products to be higher than their sales price. Even if we achieve our objective of commercial sales to early adopters of our RCUs toward the end of calendar 2002, we anticipate that we will continue to incur losses until we can produce and sell our systems on a large-scale and cost-effective basis. Accordingly, if we are unable to generate substantial revenues and positive cash flows we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include the rate of market acceptance of our products, regulatory developments and general economic trends. Due to these factors, we cannot anticipate with any degree of certainty what our revenues, if any, will be in future periods. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market.

A MASS MARKET FOR OUR FUEL CELL PRODUCTS MAY NEVER DEVELOP.

Our commercialization plans are dependent upon a market developing for our fuel cell products, particularly in rural communities. Fuel cell systems represent an emerging technology, and we cannot be sure that potential customers will adopt fuel cells as a replacement for traditional power sources. The development of a market for our fuel cell products may be affected by many factors that are out of our control, including the cost competitiveness of our products, the future costs of fuels used by our products, consumer reluctance to try a new product, the pace of utility deregulation nationwide which could affect the market for distributed generation, environmental requirements, and the emergence of newer, more competitive technologies and products. If a sufficient market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of our fuel cell products and may never achieve profitability. Our fuel cell products are currently more expensive than other proven alternatives for power generation. Failure to reduce the cost of our fuel cells may also slow the development of a sufficient market for our products and, therefore, have a material adverse effect on our results of operations.

OUR COST REDUCTION PROGRAM MAY NOT SUCCEED OR MAY BE SIGNIFICANTLY DELAYED, AND WE MAY THEREFORE NOT BE ABLE TO MANUFACTURE OR COMMERCIALIZE OUR PRODUCTS IN A COST-EFFECTIVE MANNER.

We have begun an aggressive cost reduction program to reduce the cost of our RCU. The current costs of production for our RCUs prohibit these products from being commercially viable. A failure by us to lower our cost structure would have an adverse effect on our commercialization plans and, therefore, our business, prospects, results of operations and financial condition. We expect the production costs of our initial commercial products to be higher than their sales prices.

For our fiscal year ended May 31, 2001, we generated approximately $1.5 million from product sales of our fuel cell systems. Most of our product sales have been limited to demonstration and prototype models. We may not be able to produce or commercialize any of our products in a cost-effective manner, and, if produced, we may not be able to successfully market these products. There can be no assurance that sufficiently high production levels will ever occur or that sales prices will ever exceed production costs. If we are unable to produce fuel cell products at competitive prices relative to alternative products, our potential customers will be unlikely to buy our products.

ANY ADVERSE CHANGE IN OUR RELATIONSHIP WITH ECO FUEL CELLS, LLC WOULD DELAY OUR ABILITY TO GENERATE REVENUES.

We believe that a substantial portion of our revenues over the next two to three years will be derived from sales of our RCUs to ECO. However, we have not yet fully developed and produced the RCU product we have agreed to sell to ECO. We have extended our beta test program and our commercial delivery schedule has been delayed. Even if we were successful in selling our RCUs to early adopters of our technology toward the end of calendar 2002, we may not trigger the commercial delivery schedule under the ECO agreement as currently in effect. Economic and technical difficulties may prevent us from completing development of the RCUs. It is also possible that the terms and conditions of the ECO agreement will need to be revised.

We are heavily dependent on our relationship with ECO to effect the development, sale and distribution of our RCU products. To date, ECO is the only domestic entity with whom we have entered into a distribution agreement for any of our products. In addition, our relationship with ECO provides for extensive testing arrangements for our prototype fuel cells, and the feedback we have received and continue to receive pursuant to our ECO relationship is significant in the research and development aspect of our products. Any adverse change in our relationship with ECO would have a detrimental effect on our ability to generate revenues for sales of our fuel cell products, not only with regard to sales to ECO but also with regard to the development of our products for sales to other customers.

THE INABILITY OF ECO TO OBTAIN FUNDING NECESSARY TO MAINTAIN OPERATIONS WOULD AFFECT OUR REVENUES UNDER OUR AGREEMENT WITH ECO.

ECO's financial ability to perform under its agreement with us is dependent on its ability to purchase the RCUs from us and resell such units to its customer base. This in turn depends on our ability to produce in a timely fashion, reliable and competitive fuel cells for ECO's customers. Also, in order to provide additional funding for its marketing and sales programs, ECO has implemented a 10b5-1 plan to sell shares of our common stock in an orderly fashion on the open market over a substantial period of time. Should ECO be unable to sell its shares of our common stock at adequate prices or within a reasonable period of time, it is possible that ECO may encounter liquidity problems which may affect its ability to perform under our agreement, which would in turn affect the revenues we would receive pursuant to the agreement.

FAILURE OF OUR FIELD TESTS COULD NEGATIVELY IMPACT DEMAND FOR OUR PRODUCTS.

We are currently field testing a number of our products. At the end of fiscal 2001, field tests for our RCU were in the beta stage. We have and may continue to encounter problems and delays during these field tests for a number of reasons, including the failure of our technology or the technology of third parties, as well as our failure to maintain and service our prototypes properly. The extension of our beta test program has caused a delay in our commercialization schedule. Accordingly, any further delays, problems or perceived problems with our field tests could materially harm our reputation and impair market acceptance of, and demand for, our products.

WE MAY NOT BE ABLE TO DEVELOP THE NECESSARY TECHNOLOGY TO INTRODUCE AND MARKET OUR PRODUCTS IN A TIMELY FASHION, IF AT ALL.

Our product and technology development efforts are subject to unanticipated and significant delays, expenses and technical or other problems, as well as the possible lack of funding to complete this development. Our success will depend upon our products and technologies meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. None of our proposed products and technologies may ever be successfully developed, and even if developed, they may not actually perform as designed. Failure to develop or significant delays in the development of our products and technology would have a material adverse effect on our ability to both sell our products and to generate sufficient cash to achieve profitability.

ALTERNATIVES TO OUR TECHNOLOGY COULD RENDER OUR PRODUCTS OBSOLETE PRIOR TO INITIAL COMMERCIAL SALES OF OUR PRODUCTS.

PEM fuel cells represent one of a variety of alternative energy products being developed as a supplement to the electric grid that have potential residential, commercial and industrial applications. Other such products include solar power, wind power and other types of fuel cell technologies. Improvements to the existing electric transmission system are also being implemented. Technological advances in alternative energy products or other fuel cell technologies, and improvements in the electric grid may render our fuel cell systems obsolete prior to commercialization.

WE MAY NOT BE ABLE TO MEET OUR CUSTOMERS' DEMAND FOR OUR PRODUCTS IF WE DO NOT SUCCESSFULLY MANAGE THE EXPANSION OF OUR OPERATIONS.

The opening of our new manufacturing facility in July 2001 may place significant demands on our managerial, technical, financial and other resources. We will be required to make significant investments in our engineering and logistics systems, financial and management information systems and to retain, motivate and effectively manage our employees. There can be no assurance that our management skills and systems currently in place will enable us to implement our strategy or enable us to attract and retain skilled management and production personnel. Our failure to manage our growth effectively or to implement our strategy would have a material adverse effect on our ability to produce products and meet our contractual obligations.

WE MAY NOT BE ABLE TO MEET OUR ADJUSTED PRODUCT DEVELOPMENT AND
COMMERCIALIZATION MILESTONES.

We have established adjusted product development and commercialization milestones and a timeline for achieving development goals related to technology, design improvements and sub-system cost reduction goals. Delays and missed milestones have had and may continue to have a material impact on our commercialization schedule. If we continue to experience delays in meeting our development goals or our systems experience technical defects or if we are unable to meet cost or performance goals, including system efficiency, gross power output, useful life and reliability, our commercialization commencement schedule could be delayed beyond the end of calendar 2002. In such event, ECO and other potential purchasers of our commercial systems may choose alternative technologies and any delays could allow potential competitors to gain market advantages.

WE HAVE NO EXPERIENCE MANUFACTURING FUEL CELLS ON A COMMERCIAL BASIS.

While we have successfully produced prototype models of our fuel cells, we have focused primarily on research and development and have no experience manufacturing fuel cell systems on a commercial basis. In July 2001, we opened a 90,000 square foot manufacturing facility and we are continuing to develop our manufacturing capabilities and processes. We do not know whether or when we will be able to develop efficient manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully market our fuel cell systems at lower production costs. Even if we are successful in developing our manufacturing capabilities and processes, we may not be able to meet our commercialization schedule or to satisfy the requirements of our distributors or customers.

BECAUSE WE DEPEND ON THIRD-PARTY SUPPLIERS, WE MAY EXPERIENCE DELAYS IN RECEIVING KEY MATERIALS AND COMPONENTS NECESSARY TO PRODUCE OUR FUEL CELL SYSTEMS.

We depend on third parties for the manufacture and assembly of materials and components used to make our products. If any of our suppliers are unable or unwilling to provide us with materials and components on commercially reasonable terms, or at all, delays in identifying and contracting for alternative sources of supply would adversely affect our ability to develop, manufacture and market our products. In addition, some of these materials and components, including the polymer electrolyte membranes and bipolar plates, are purchased from a single or limited number of supply sources.

WE MAY NOT BE ABLE TO SELL OUR FUEL CELL SYSTEMS IF THEY ARE NOT COMPATIBLE WITH THE PRODUCTS OF THIRD-PARTY MANUFACTURERS OR OUR POTENTIAL CUSTOMERS.

Our success will depend upon our ability to make our products compatible with the products of third-party manufacturers. In addition, our mobile and portable products will be successful only if our potential customers redesign or modify their existing products to fully incorporate our products and technologies. Our failure to make our products and technologies compatible with the products of third-party manufacturers or the failure of potential customers to redesign or make necessary modifications to their existing products to accommodate our products would cause our products to be significantly less attractive to customers.

WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL NEEDED TO OPERATE AND GROW OUR BUSINESS, THEREBY REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

Our capital requirements in connection with our development and commercial activities have been and will continue to be significant. We will require substantial additional funds to continue the research, development and testing of our technologies and products, to obtain patent protection relating to our technologies when appropriate, and to manufacture and market our products. We believe that we will need to raise additional funds to achieve commercialization of our product. There is no assurance that any additional financing will be available on commercially attractive terms, in a timely fashion, in sufficient amounts, or at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available, we may have to scale back our operations, including our product development, manufacturing and marketing activities, all of which could cause us to lose both customers and market share and ultimately cease operations.

We anticipate incurring substantial losses over at least the next several years and believe that our current cash balances will provide sufficient capital to fund operations for only approximately eighteen months from May 31, 2001.

THE FUELS ON WHICH OUR FUEL CELL PRODUCTS RELY MAY NOT BE READILY AVAILABLE ON A COST-EFFECTIVE BASIS.

Our fuel cell products require oxygen and hydrogen to operate. While ambient air supplies the necessary oxygen, our fuel cells derive hydrogen from fuels such as natural gas, propane, methanol and other petroleum products. Even if these fuels are available to us, if their prices are such that electricity produced by our systems would cost more than electricity provided through the grid, potential users would have less of an economic incentive to purchase our units.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN A HIGHLY COMPETITIVE MARKET.

The development and marketing of fuel cells and fuel cell systems is extremely competitive. In many cases, we compete directly with alternative energy and entrenched power-generation and power-storage technologies. In addition, a number of firms throughout the world have established PEM fuel cell development programs. Competitors range from development stage companies to major domestic and international companies, many of which have:

o substantially greater financial, technical, marketing and human resource capabilities;

o   established relationships with original equipment manufacturers;

o   name-brand recognition; and

o   established positions in the markets that we have targeted for penetration.

These or other companies may succeed in developing and bringing to market products or technologies that are more cost-effective than those being developed by us or that would render our products and technology obsolete or non-competitive in the marketplace.

 WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Our ability to compete effectively will depend, in part, on our ability to maintain the exclusive ownership of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and other arrangements. Patents may not be issued under pending applications and any issued patents that we hold may not provide adequate protection for our products or processes. Moreover, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States and any resulting patents may be difficult to enforce.

There can be no assurance that our competitors will not either independently develop proprietary information that is the same or similar to ours or obtain access to our proprietary information. In addition, there can be no assurance that we would prevail if challenges to our intellectual property rights are asserted by third parties against us. We could incur substantial costs defending patent infringement suits brought by others and prosecuting patent infringement suits against third party infringers. Moreover, some foreign countries provide significantly less patent protection than the United States. Competitors' products may infringe upon our patents and the cost of protecting our rights may be substantial, if not cost prohibitive, thereby undermining our ability to protect our products effectively.

We rely on confidentiality agreements with our employees and third parties to protect our unpatented proprietary information, know-how and trade secrets but we have no effective means to enforce compliance with the terms of these agreements.

GOVERNMENT REGULATION COULD IMPOSE BURDENSOME REQUIREMENTS AND RESTRICTIONS THAT COULD IMPAIR DEMAND FOR OUR STATIONARY FUEL CELL PRODUCTS.

Stationary power systems, such as our RCUs, cannot be operated without permits in some of the markets in which we will be marketing and selling our products. At this time, we do not know which jurisdictions will impose regulations upon our stationary fuel cell products as these regulations may depend, in part, upon whether a fuel cell system is placed outside or inside a home. In addition, our stationary fuel cell products and their installation may be subject to oversight and regulation at the local level in accordance with state and local ordinances relating to building codes, safety, pipeline connections and related matters. We also do not know the extent to which any existing regulations may impact our ability to distribute, install and service our stationary fuel cell products. Once our stationary fuel cell products reach the commercialization stage and we begin distributing our systems to our target early markets, federal, state or local government agencies may seek to impose regulations. Any government regulation of our stationary fuel cell products, whether at the federal, state or local level, including any regulations relating to installation and servicing of these products, may increase our costs and the price of our systems, and may have a negative impact on our revenue and profitability.

ANY ACCIDENTS INVOLVING THE FLAMMABLE FUELS USED WITH OUR PRODUCTS COULD IMPAIR THEIR MARKET ACCEPTANCE.

Our fuel cell products use hydrogen which is typically generated from gaseous and liquid fuels, such as propane, natural gas or methanol in a process known as reforming. While our fuel cell products do not use these fuels in a combustion process, natural gas and propane are flammable fuels that could leak into a residence or commercial location and combust if ignited by another source. Since our products have not yet gained widespread market acceptance, any accidents involving our systems or other fuel cell-based products could materially impede demand for our products. In addition, we may be held responsible for damages beyond the scope of our insurance coverage.

WE COULD BE LIABLE FOR ENVIRONMENTAL DAMAGES RESULTING FROM OUR RESEARCH, DEVELOPMENT AND MANUFACTURING OPERATIONS.

Our business exposes us to the risk of harmful substances escaping into the environment, resulting in personal injury or loss of life, damage to or destruction of property, and natural resource damage. Depending on the nature of the claim, our current insurance policies may not adequately reimburse us for costs incurred in settling environmental damage claims, and in some instances, we may not be reimbursed at all. Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future. Our operations may not comply with future laws and regulations and we may be required to make significant unanticipated capital and operating expenditures. If we fail to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits and private parties may seek damages from us. Under those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims.

UTILITY COMPANIES COULD PLACE BARRIERS ON OUR ENTRY INTO THE MARKET FOR RESIDENTIAL POWER, WHICH WOULD REDUCE DEMAND FOR OUR PRODUCTS.

Utility companies often charge fees to industrial customers for using less electricity, using the grid for backup purposes only or disconnecting from the grid altogether. Though these fees are not currently charged to residential users, it is possible that utility companies could charge similar fees to residential customers in the future. These fees could increase the cost to residential customers of using our stationary power products, making them less cost-effective and less attractive to potential customers.

BECAUSE OUR MAJOR CUSTOMER HAS A REPRESENTATIVE ON OUR BOARD OF DIRECTORS, CONFLICTS OF INTERESTS MAY ARISE.

A representative of ECO is currently a member of our Board of Directors and we have agreed to use our best efforts to nominate one designee of ECO at each election of our Board of Directors. ECO is our principal customer and strategic partner in the marketing and sales of our RCUs. The presence of a representative of our major customer on our Board could influence certain decisions and present a conflict of interest.

WE MAY BECOME SUBJECT TO RISKS INHERENT IN INTERNATIONAL OPERATIONS INCLUDING CURRENCY EXCHANGE RATE FLUCTUATIONS, TARIFF REGULATIONS AND LEGAL REQUIREMENTS GENERALLY.

If we sell or license our products or technologies outside the United States, we will be subject to the risks associated with fluctuations in currency exchange rates. We do not intend to enter into any hedging or other similar agreements or arrangements to protect us against any of these currency risks. We also may be subject to tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies, unexpected changes in regulatory requirements, longer accounts receivable requirements and collections, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

We have limited experience developing, and no experience manufacturing, our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability to secure relationships with foreign sub-distributors and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO BE VOLATILE IN THE FUTURE.

Our quarterly operating results are likely to vary significantly in the future. Fluctuations in our quarterly financial performance may result from, for example:

o   unevenness in demand and orders for our products;

o significant short-term capital expenses as we develop our manufacturing processes and facilities;

o a shortage of the raw materials used in the production of our fuel cell systems; and

o   difficulties with our manufacturing operations.

Because of these anticipated fluctuations, our sales and operating results in any fiscal quarter are likely to be inconsistent, may not be indicative of our future performance and may be difficult for investors to properly evaluate.

OUR SUCCESS DEPENDS ON ATTRACTING AND RETAINING KEY PERSONNEL.

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers, manufacturing and marketing professionals. Our future success is dependant in part on attracting and retaining qualified management and technical personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could materially and adversely affect our development and commercialization plans and therefore, our business, prospects, results of operations and financial condition.

OUR STOCK PRICE HAS BEEN AND COULD REMAIN VOLATILE.

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors. The market price of our common stock can be impacted by variations in our actual and anticipated results, changes in our earnings estimates by research analysts, our failure to meet analysts' performance expectations and lack of liquidity. In addition, stock markets, particularly the Nasdaq National Market, have experienced extreme price and volume fluctuations, and the market prices of securities of technology companies have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock.

BECAUSE WE DO NOT INTEND TO PAY ANY DIVIDENDS, STOCKHOLDERS MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT IN OUR COMMON STOCK.

We have not paid any dividends on our common stock and we do not intend to declare and pay any dividends on our common stock. Earnings, if any, are expected to be retained by us to finance and expand our business.


ITEM 2. PROPERTIES

Our principal executive offices are located in Clifton, New Jersey in approximately 4,400 square feet of office space. This lease was due to expire in July 2001 and has been extended to January 2002 with the option to renew the lease for an additional six months. We also lease through two separate leases approximately 27,000 square feet in two buildings in an industrial park located in Belleville, New Jersey. Each of these leases was due to expire in July 2001 and has been extended to July 2002. In January 2001, we entered into a lease for a 90,000 square foot manufacturing facility in Monroe, North Carolina. This lease expires in ten years from date of occupancy with two successive five-year renewal options. HPEC leases approximately 9,000 square feet in an industrial park near Montreal, which was terminated in July 2001. In June 2001, HPEC leased approximately 28,000 square feet in an industrial park near Montreal which expires in May 2011 with an option to renew for an additional five years. HPEC also leases an additional 2,900 square feet of manufacturing space near Montreal, which expires in March 2003.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings, nor is any of our property, including intellectual property, the subject of any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. Our common stock is traded on the Nasdaq National Market under the symbol "HPOW". As of May 31, 2001, we had 302 stockholders of record. However management believes that a significant number of shares are held by brokers under a "nominee name" and that the actual number of beneficial shareholders exceeds 11,000. The following table sets forth the high and low last reported sale prices for the common stock for each fiscal quarter since August 8, 2000, the effective date of our initial public offering.

                                                   Closing Sales Prices
                                                --------------------------
                                                     High         Low
                                                ------------  ------------
2000
    1st  Quarter (from August 8, 2000) .........     $28.50     $12.625
    2nd  Quarter ...............................    $35.938     $  5.25

2001
    3rd  Quarter ...............................    $11.625     $  5.25
    4th  Quarter ...............................     $16.00     $  5.25

Dividend Policy. We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our board of directors may consider.


USE OF PROCEEDS

During the year ended May 31, 2001, net proceeds, after underwriting commissions and additional expenses, of approximately $102 million were received in conjunction with the Company's IPO in August 2000. As of May 31, 2001, $16 million has been used to fund operating activities and $2.9 million has been used to fund capital expenditures for plant and equipment. The remainder of the net proceeds are invested in a variety of investment grade securities, including money market funds and government and corporate obligations with maturities of less than one year.


ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for the years ended May 31, 2001, 2000, 1999, 1998 and 1997 have been derived from financial statements, including those set forth elsewhere in this annual report on Form 10-K, audited by PricewaterhouseCoopers LLP, independent accountants. The following should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report on Form 10-K:

                                                                           FISCAL YEAR ENDED MAY 31,
                                                           --------------------------------------------------------
                                                             2001        2000        1999        1998       1997
                                                           --------    --------    --------    --------    --------
                                                                     (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues:
  Products                                                 $  1,474    $    677    $    501    $     99    $     54
  Contracts                                                   2,169       3,003         517         619         192
                                                           --------    --------    --------    --------    --------
                                                              3,643       3,680       1,018         718         246
                                                           --------    --------    --------    --------    --------
OPERATING EXPENSES:
  Cost of revenues--products                                  2,499         848         614         355         123
  Cost of revenues--contracts                                 2,994       2,609         466         436         172
  Research and development                                   13,466       5,339       3,051       2,813       2,106
  Selling, general and administrative                        11,846      12,565       3,813       3,514       2,562
                                                           --------    --------    --------    --------    --------
  Total operating expenses                                   30,805      21,361       7,944       7,118       4,963
                                                           --------    --------    --------    --------    --------
  Loss from operations                                      (27,162)    (17,681)     (6,926)     (6,400)     (4,717)

  Interest and other income, net                              5,011         746         182         723         145
  Interest expense                                             --           (77)        (22)        (41)       (174)
                                                           --------    --------    --------    --------    --------
  Net loss                                                 $(22,151)   $(17,012)   $ (6,766)   $ (5,718)   $ (4,746)
                                                           ========    ========    ========    ========    ========
  Net loss attributable to common stockholders             $(22,192)   $(17,222)   $ (6,976)   $ (5,928)   $ (4,921)
                                                           ========    ========    ========    ========    ========
  Loss per share, basic and diluted                        $  (0.44)   $  (0.49)   $  (0.24)   $  (0.20)   $  (0.17)
                                                           ========    ========    ========    ========    ========
  Weighted average shares outstanding, basic and diluted     50,415      34,879      29,015      29,011      28,939

                                                                               AS OF MAY 31,
                                                           --------------------------------------------------------
                                                             2001        2000        1999        1998        1997
                                                           --------    --------    --------    --------    --------
                                                                                (In thousands)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments        $ 93,372    $ 11,257    $    242    $  4,961    $ 13,146
  Working capital (deficit)                                  94,974      13,213      (1,955)      4,476      11,015
  Total assets                                              105,350      18,650       3,472       7,436      14,272
  Long-term debt                                                 65          67          69           4        --
  Minority interest                                            --         5,000       5,000       5,000       5,000
  Mandatorily redeemable convertible preferred stock           --        15,327      15,327      15,327      15,327
  Total stockholders' equity (deficit)                       97,424      (6,938)    (20,464)    (14,356)     (8,386)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K and the following discussion contain statements which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "should", "will" and "would" or similar words. You should not rely on these forward-looking statements because our actual results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors, including, but not limited to, the risk factors discussed elsewhere in this Annual Report on Form 10-K.

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

We have a limited history of generating revenues and many of our products have only been recently introduced or are in a formative stage of development. Through May 31, 2001, we have incurred accumulated losses of approximately $67 million since our inception in 1989 and we anticipate incurring significant losses in the future. Most of our operating expenses will be increasing and fixed in the near term. Therefore, if we are unable to generate significant revenues, our net losses in any given quarter could be greater than expected. In addition, to the extent we fail to timely deliver beta units or such units do not perform to expectations, our commercialization schedule could be further delayed. We intend to significantly increase our capital expenditures and operating expenses to rapidly expand our manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing, administration and data processing systems. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market. We believe that a substantial portion of our revenues over the next two to three years will be derived from sales of our residential cogeneration units to ECO. The costs of our products are currently higher than we originally anticipated. We have continuous meetings with ECO to discuss the progress of our product modifications and ongoing cost reduction programs and related shipment schedules. We and ECO have mutually agreed to extend the beta test program. We anticipate that commercial shipments to ECO and other customers are likely to commence in late calendar 2002 after the substantial completion of the extended beta test program. As a result, substantial revenues from large scale commercial shipments are not expected to begin until the end of fiscal 2003, if then.


RESULTS OF OPERATIONS


COMPARISON OF THE YEARS ENDED MAY 31, 2001 AND MAY 31, 2000

         REVENUES. Revenues were $3,643,000 for the year ended May 31, 2001 compared to $3,680,000 for the year ended May 31, 2000, a decrease of $37,000 or 1%. As discussed in Note 1 of the consolidated financial statements, revenues and the related cost of revenues from the alpha/beta phase of the ECO contract for the years ended May 31, 2001 and 2000, have been reclassified from revenues-products and cost of revenues-products to revenues-contracts and cost of revenues-contracts. Considering these reclassifications, our revenues for the year ended May 31, 2001 were derived approximately 60% from contract revenues and 40% from product revenues. Contract revenues for the year ended May 31, 2001 were $2,169,000, a decrease of $834,000 from $3,003,000 for the year ended May 31, 2000. Product revenues for the year ended May 31, 2001 were $1,474,000, an increase of $797,000 from $677,000 for the year ended May 31, 2000. The decrease in contract revenues and the increase in product revenues for the annual comparative periods is principally due to our emphasis on commercialization of our fuel cell products. Contract revenues for the year ended May 31, 2001 were principally derived from contracts with the National Institute of Standards & Technology to build and demonstrate a 5 kilowatt fuel cell system for primary and backup power for telecommunication systems and the alpha/beta phase of the ECO contract. Product revenues for the year ended May 31, 2001 were derived from sales of stationary high power units to Mitusi, Hydro Quebec and Gaz de France and sales of low power portable systems to various customers. With the exception of the alpha/beta phase of the ECO contract, we believe that our contract revenues will continue to decline in the future as we are concentrating our efforts on our commercial products and are not actively pursuing government contracts.

         COST OF REVENUES. Cost of revenues was $5,493,000 for the year ended May 31, 2001 compared to $3,458,000 for the year ended May 31, 2000, an increase of $2,035,000. The increase in the cost of revenues is principally due to the accrual of losses estimated for the alpha/beta phase of the ECO contract of $1,280,000 discussed in Note 1 of the consolidated financial statements and the increased cost of product revenues resulting from increasing sales and increasing costs associated with adding additional manufacturing capacity required to produce our products in larger quantities. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future as we increase our capacity consistent with increasing demand for our products. Cost of revenues as a percentage of revenues will continue to increase in the foreseeable future as we continue to add manufacturing capacity, principally in our new North Carolina facility.

         RESEARCH AND DEVELOPMENT. Research and development costs were $13,466,000 for the year ended May 31, 2001 compared to $5,339,000 for the year ended May 31, 2000. The increase in research and development costs of $8,127,000 is primarily the result of costs associated with the continuing development of our high power fuel cell systems and the development of our portable and mobile systems. Salaries and employee related costs increased by $2,538,000 for the fiscal year 2001 when compared to the same period last year. During the year ended May 31, 2001 costs of materials and supplies related to the building of test units and other development activities, including the write down of obsolete and excess components, increased by approximately $4,611,000 when compared to the same period last year. The remaining increases in research and development costs are primarily related to fees paid to outside suppliers as well as research facilities and related overhead expenses. In May 2001, our Canadian operations moved into a new facility and incurred non-recurring costs associated with this move, including the write off of unamortized leasehold improvements.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $11,846,000 for the year ended May 31, 2001 compared to $12,565,000 for the year ended May 31, 2000, a decrease of $719,000. During the year ended May 31, 2001, the Company incurred stock compensation charges of $4,400,000 related to stock options exercised by two former consultants and directors. During the year ended May 31, 2000, the Company incurred charges for cash payments totaling $2,100,000 to terminate our agreements with the two former consultants and directors and NBG Technologies, Inc., and an associated stock compensation charge of $5,175,000 relating to the issuance of stock options granted concurrently with the termination of those agreements and payment of services. Excluding these non-cash stock compensation charges and nonrecurring cash payments in both years, selling, general and administrative expenses increased $2,156,000. This increase consists primarily of $770,000 in salaries and employee related expenses, $617,000 in professional services and supplies including professional services related to site identification, lease negotiations and lease preparation for our facilities in Montreal, North Carolina and New Jersey and other expenses concurrent with the growth of our operations.

         INTEREST AND OTHER INCOME, NET. Interest and other income was $5,011,000 for the year ended May 31, 2001 compared to $746,000 for fiscal 2000, an increase of $4,265,000. This increase was primarily a result of interest income earned from the investment of the net proceeds of our initial public offering which was concluded in August 2000. This increase was partially offset by a loss on foreign exchange for the year ended May 31, 2001 of $137,000 compared to a loss of $23,000 for the year ended May 31, 2000.

         INTEREST EXPENSE. There was no interest expense recorded for the year ended May 31, 2001. Interest expense for the year ended May 31, 2000 was $77,000.

COMPARISON OF THE YEARS ENDED MAY 31, 2000 AND MAY 31, 1999

         REVENUES. Revenues were $3,680,000 for the year ended May 31, 2000 compared to $1,018,000 for fiscal 1999, an increase of $2,662,000. As discussed in Note 1 of the consolidated financial statements, revenues and the related cost of revenues from the ECO alpha/beta phase of the ECO contract for the year ended May 31, 2000, have been reclassified from revenues-products and cost of revenues-products to revenues-contracts and cost of revenues-contracts. Considering these reclassifications, our revenues for the year ended May 31, 2000 were derived approximately 82% from contract revenues and 18% from products. Contract revenues for the year ended May 31, 2000 were $3,003,000, an increase of $2,486,000 from $517,000 for fiscal 1999. The increase in contract revenues for the year ended May 31, 2000 is principally due to two contracts: a contract with the Naval Surface Warfare Center to develop and provide a 3 to 5 kilowatt fuel cell system integrated with a fuel reformer for military field communications and a contract with the National Institute of Standards & Technology to build and demonstrate a 5 kilowatt fuel cell system for primary and backup power for telecommunication systems. The principal product sales for the year ended May 31, 2000 were backup power units sold to the New Jersey Department of Transportation.

         COST OF REVENUES. Cost of revenues was $3,458,000 for the year ended May 31, 2000 compared to $1,080,000 for fiscal 1999, an increase of $2,378,000. The cost of revenues for the year ended May 31, 2000 was derived approximately 75% from contracts and 25% from products. The increase in the cost of revenues for contracts and products is proportionate to the increase in revenues.

         RESEARCH AND DEVELOPMENT. Research and development costs were $5,339,000 for the year ended May 31, 2000 compared to $3,051,000 for fiscal 1999, an increase of $2,288,000. The increase in research and development costs is primarily related to the continuing development of our 1 to 10 kilowatt high power fuel cell systems during the year ended May 31, 2000 as well as the development of our portable and mobile products.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $12,565,000 for the year ended May 31, 2000 compared to $3,813,000 for fiscal 1999, an increase of $8,752,000. This increase was primarily due to nonrecurring cash payments totaling $2,100,000 to terminate our agreements with two former consultants and directors and NBG Technologies, Inc., and an associated stock compensation charge of $4,764,000 relating to the issuance of 850,000 stock options granted concurrently with the termination of those agreements, and a stock compensation charge of $411,000 related to options granted in payment of services for fiscal 2000 compared to a stock compensation charge of $711,000 for fiscal 1999, or a net increase in non-cash stock compensation charges of $4,482,000 for fiscal 2000. Other factors contributing to the increase from fiscal 1999 to fiscal 2000 include an increase in the number of employees and their related salaries, benefits and recruiting expenses, increases in selling and travel expenses attributable to the increased activity required to support the ECO contract and increased trade show participation.

         INTEREST AND OTHER INCOME, NET. Interest and other income was $746,000 for the year ended May 31, 2000 compared to $182,000 for fiscal 1999, an increase of $564,000. The increase is primarily related to interest income resulting from the investment of the net proceeds of equity funding from ECO, Sofinov and Hydro-Quebec Capi-Tech received during the year ended May 31, 2000. This was partially offset by a loss on foreign exchange for the year ended May 31, 2000 of $23,000 compared to a gain of $156,000 for fiscal 1999.

         INTEREST EXPENSE. Interest expense was $77,000 for the year ended May 31, 2000 compared to $22,000 for fiscal 1999, an increase of $55,000. The increase is related to the additional borrowings outstanding during the year ended May 31, 2000 which were repaid using the proceeds from equity funding.


LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements depend on numerous factors, including but not limited to, completion of our product development activities, expansion of manufacturing operations that allow us to produce our products in a cost effective manner, and market acceptance of our systems. We continue to allocate substantial capital resources to the expansion of our manufacturing capacity to meet commercial production requirements, to fund our working capital requirements and to continue development work on our PEM fuel cell systems. In addition, we will be expanding our sales and marketing efforts. We believe we will need to raise additional funds to execute our business plan and achieve commercialization. There can be no assurance that any additional financing will be available on commercially attractive terms, in a timely fashion, in sufficient amounts, or at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced.

At May 31, 2001, we had net working capital of approximately $94,974,000 which included cash and cash equivalents, restricted cash and short-term investments totaling $93,872,000, compared to net working capital of $13,213,000 which included cash and cash equivalents of $11,257,000 at May 31, 2000. This increase was primarily due to the completion of our initial public offering of 7,000,000 shares of common stock in August 2000, which resulted in net proceeds after underwriting commissions and other expenses to the Company of $101,600,000. The net proceeds were invested in a variety of investment grade securities, including money market funds and government and corporate obligations with maturities of less than one year.

Net cash used by operating activities for the year ended May 31, 2001 was $16,242,000 compared to $11,782,000 for the year ended May 31, 2000. For the year ended May 31, 2001 and 2000, cash was primarily used to fund the cash portion of operating losses of $22,151,000 and $17,012,000 respectively. The non-cash portion of the operating losses related primarily to stock compensation expense and depreciation and amortization which was $5,679,000 for the year ended May 31, 2001 compared with $5,983,000 for the year ended May 31, 2000.

Net cash used by investing activities was $46,984,000 and $1,120,000 for years ended May 31, 2001 and 2000, respectively. For the year ended May 31, 2001, we made net purchases of short-term investments of $44,107,000 and had capital expenditures of $2,877,000. Net cash used by investing activities for the year ended May 31, 2000 was for capital expenditures. We believe that we will have to spend approximately $7,000,000 for additional capital expenditures in the next 12 months to support our continuing product development and commercialization activities.

In January 2001, we signed a ten-year lease for approximately 90,000 square feet of manufacturing and office space in Monroe, North Carolina. This lease has two five-year renewal options exercisable at the end of the 10th year. We occupied the facility in July 2001. The annual base rental rate for this facility will be approximately $425,000, subject to escalations beginning in the second year of the lease term. In addition to the base rent, we are responsible for the cost of maintenance, taxes and insurance.

We currently occupy space in New Jersey in three separate facilities. Leases for two of these facilities were due to expire in July 2001 and have been extended to July 2002. The lease for the third facility was due to expire July 2001 and was extended to January 2002 with the option to renew the lease for an additional six months. We are currently attempting to locate approximately 35,000 square feet in New Jersey to replace this existing space.

The lease for our former facility in Canada was terminated in July 2001, prior to the September 2001 expiration date, for an insignificant cost. We signed a ten-year binding Offer to Lease for a facility in Canada with approximately 28,000 square feet in January 2001. We commenced our operations in this facility in May, 2001. This lease has a five-year renewal option exercisable at the end of the 10th year. The annual base rental rate for this facility for the first and second five year periods is approximately $171,000 and $198,000, respectively. In addition to the base rent, we are responsible for the cost of maintenance, taxes and insurance.

We believe that cash from operations, along with the net proceeds of the sale of our common stock from our initial public offering will be adequate to fund our operations for approximately 18 months from May 31, 2001. We anticipate the need to raise additional funds prior to the end of the second quarter 2003. We expect to spend in excess of $21,000,000 on plant and equipment from the date of our IPO, which was in August 2000, through November 2003. We anticipate that we will incur substantial losses over at least the next few years due to expenditures for numerous activities, including but not limited to continuation of our product development activities, expenses associated with our efforts to commercialize our fuel cell systems, increasing our sales and marketing activities, expanding our manufacturing capacity, acquiring and installing new management information systems, and the increases in general and administrative costs consistent with the activities mentioned above.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial market risk includes risks associated with international operations and related foreign currencies, as we have a significant operation in Canada. Expenses in this operation are incurred in Canadian dollars and, therefore, are subject to foreign currency exchange risk. Through May 31, 2001, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. In addition, our international business is subject to the risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other legal regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these and other factors.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain our portfolio of cash, cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. We do not utilize any derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. We believe that the investment-grade securities we hold are not subject to any material risks arising from changes in interest rates, however, they may be subject to changes in the financial standing of the issues of these securities.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of H Power Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 58 present fairly, in all material respects, the financial position of H Power Corp. and its subsidiary at May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 59 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, NJ
July 31, 2001

                          H POWER CORP. and Subsidiary

                           CONSOLIDATED BALANCE SHEET

                                                                                         MAY 31,
                                                                               ---------------------------
                                                                                   2001           2000
                                                                               ------------   ------------
                           ASSETS
Current assets
  Cash and cash equivalents                                                    $ 49,440,059   $ 11,257,355
  Restricted cash                                                                   500,000             --
  Short-term investments                                                         43,931,759             --
  Accounts receivable net of allowance for doubtful accounts
    of $60,000 at May 31, 2001 and 2000, respectively                               755,257        878,310
  Unbilled receivables                                                              214,825        214,550
  Inventories, net                                                                4,300,912      1,300,999
  Tax credit receivable                                                             325,013        930,117
  Prepaid expenses and other current assets                                       1,367,275      1,604,041
                                                                               ------------   ------------
    Total current assets                                                        100,835,100     16,185,372
Plant and equipment, net                                                          3,627,135      1,877,728
Patents, net of accumulated amortization of $49,627 and
  $34,288 at May 31, 2001 and 2000, respectively                                    347,532        438,847
Restricted cash                                                                      50,000             --
Other assets                                                                        490,404        147,646
                                                                               ------------   ------------
    Total assets                                                               $105,350,171   $ 18,649,593
                                                                               ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                                         $    121,875   $    123,223
  Accounts payable                                                                2,871,904      1,197,803
  Accrued expenses                                                                2,240,876      1,172,570
  Deferred revenue                                                                  626,743        478,351
                                                                               ------------   ------------
    Total current liabilities                                                     5,861,398      2,971,947

Deferred revenue                                                                  2,000,005      2,222,222
Long-term debt                                                                       65,003         66,765
                                                                               ------------   ------------
    Total liabilities                                                             7,926,406      5,260,934
                                                                               ------------   ------------
Commitments and contingencies

Minority interest                                                                        --      5,000,000
                                                                               ------------   ------------
Mandatorily redeemable preferred stock:
  Series A Convertible Preferred Stock--$.001 par value;
    200,000 shares authorized; 0 shares issued and
    outstanding at May 31, 2001; 200,000 shares
    issued and outstanding at May 31, 2000                                               --      2,966,471
  Series B Convertible Preferred Stock--$.001 par value;
    400,000 shares authorized; 0 shares issued and
    outstanding at May 31, 2001; 400,000 shares
    issued and outstanding at May 31, 2000                                               --      4,944,118
  Series C Convertible Preferred Stock--$.001 par value;
    1,200,000 shares authorized; 0 shares issued and
    outstanding at May 31, 2001; 600,000 shares
    issued and outstanding at May 31, 2000                                               --      7,416,177

Stockholders' equity
  Preferred stock--$.001 par value; 10,000,0000 authorized at May 31, 2001; 0 shares issued and outstanding at
    May 31, 2001                                                                         --             --
  Common stock--$.001 par value; 150,000,0000 shares
    authorized at May 31, 2001; 20,000,000 shares authorized at May 31, 2000;
    53,820,746 shares issued and outstanding at May 31, 2001; 38,090,195 shares
    issued and outstanding at May 31, 2000                                           53,820         38,091
  Additional paid-in capital                                                    164,746,068     38,127,238
  Accumulated deficit                                                           (66,898,269)   (44,746,901)
  Accumulated other comprehensive loss                                             (477,854)      (356,535)
                                                                               ------------   ------------
    Total stockholders' equity (deficit)                                         97,423,765     (6,938,107)
                                                                               ------------   ------------
      Total liabilities and stockholders' equity                               $105,350,171   $ 18,649,593
                                                                               ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          H POWER CORP. and Subsidiary

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        YEAR ENDED MAY 31,
                                                            -----------------------------------------
                                                                2001           2000          1999
                                                            ------------   ------------   -----------
REVENUES
  Products                                                  $  1,473,722   $    677,440   $   501,065
  Contracts                                                    2,169,568      3,002,847       516,967
                                                            ------------   ------------   -----------
Total revenues                                                 3,643,290      3,680,287     1,018,032
                                                            ------------   ------------   -----------
OPERATING EXPENSES
  Cost of revenues--products                                   2,498,730        848,767       613,864
  Cost of revenues--contracts                                  2,994,418      2,608,828       465,806
  Research and development                                    13,466,017      5,338,727     3,051,089
  Selling, general and administrative (including non-cash
    stock compensation expense of $4,400,000, $5,175,079
    and $711,125 in the years ended May 31, 2001, 2000
    and 1999, respectively)                                   11,846,220     12,565,380     3,813,161
                                                            ------------   ------------   -----------
    Total operating expenses                                  30,805,385     21,361,702     7,943,920
                                                            ------------   ------------   -----------

  Loss from operations                                       (27,162,095)   (17,681,415)   (6,925,888)
  Interest and other income, net                               5,010,727        746,034       182,378
  Interest expense                                                    --        (77,025)      (22,250)
                                                            ------------   ------------   -----------
    Net loss                                                $(22,151,368)  $(17,012,406)  $(6,765,760)
                                                            ============   ============   ===========
  Loss per share attributable to common stockholders,
    basic and diluted                                       $      (0.44)  $      (0.49)  $     (0.24)
                                                            ============   ============   ===========
  Weighted average shares outstanding, basic and
    diluted                                                   50,415,340     34,879,061    29,015,195
                                                            ============   ============   ===========













  The accompanying notes are an integral part of these consolidated financial statements.

                          H POWER CORP. and Subsidiary

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND
                             COMPREHENSIVE NET LOSS

                                                                                                    ACCUMULATED
                                              COMMON STOCK            ADDITIONAL                        OTHER           TOTAL
                                        ------------------------      PAID-IN        ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                           SHARES        AMOUNT       CAPITAL          DEFICIT           LOSS      (DEFICIT) EQUITY
                                        ------------    --------   --------------   -------------   -------------  ---------------
Balance (deficiency)--May 31, 1998       29,015,195     $29,016     $  6,845,825     $(20,968,735)    $(261,829)     $(14,355,723)

Stock option compensation expense                                        818,125                                          818,125
Other comprehensive loss:
  Net loss                                                                             (6,765,760)                     (6,765,760)
  Foreign currency translation
    adjustments                                                                                        (161,026)         (161,026)
                                                                                                                     ------------
   Other comprehensive loss                                                                                            (6,926,786)
                                        -----------     -------     ------------     ------------     ---------      ------------
Balance (deficiency)--May 31, 1999       29,015,195      29,016        7,663,950      (27,734,495)     (422,855)      (20,464,384)
Sale of common stock                      8,160,000       8,160       22,979,124                                       22,987,284
Issuance of common stock upon
  conversion of debt                        840,000         840        2,099,160                                        2,100,000
Issuance of common stock upon exercise
  of stock options                           75,000         75            59,925                                           60,000
Issuance of warrants                                                     150,000                                          150,000
Stock option compensation expense                                      5,175,079                                        5,175,079
Other comprehensive loss:
  Net Loss                                                                            (17,012,406)                    (17,012,406)
  Foreign currency translation
    adjustments                                                                                          66,320            66,320
                                                                                                                           ------
  Other comprehensive loss                                                                                            (16,946,086)
                                        -----------     -------     ------------     ------------     ---------      ------------
Balance (deficiency)--May 31, 2000       38,090,195      38,091       38,127,238      (44,746,901)     (356,535)       (6,938,107)
Sale of common stock                      7,000,000       7,000      101,595,793                                      101,602,793
Issuance of common stock upon
  conversion of preferred stock           6,000,000       6,000       15,320,766                                       15,326,766
Issuance of common stock upon exercise
  of stock options                          781,170         781          304,219                                          305,000
Issuance of common stock upon
  conversion of minority interest         1,666,665       1,666        4,998,334                                        5,000,000
Issuance of common stock in payment
  of dividends to DQE Enterprises, Inc.     282,716         282             (282)                                              --
Stock option compensation expense                                      4,400,000                                        4,400,000

Other comprehensive loss:
  Net Loss                                                                            (22,151,368)                    (22,151,368)
  Foreign currency translation
    adjustments                                                                                          53,521            53,521
  Unrealized loss on short-term
    investments                                                                                        (174,840)         (174,840)
                                                                                                                     ------------
  Other comprehensive loss                                                                                            (22,272,687)
                                        -----------     -------     ------------     ------------     ---------      ------------
Balance (deficiency)--May 31, 2001       53,820,746     $53,820     $164,746,068     $(66,898,269)    $(477,854)     $ 97,423,765
                                        ===========     =======     ============     ============     =========      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          H POWER CORP. and Subsidiary

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                YEAR ENDED MAY 31,
                                                                     ---------------------------------------
                                                                        2001          2000           1999
                                                                     -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $(22,151,368) $(17,012,406)  $(6,765,760)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization                                        783,705       654,917       481,977
    Loss on disposal of equipment                                         79,760         3,263            --
    Provision for impaired assets                                        415,146            --            --
    Stock option compensation expense                                  4,400,000     5,175,079       836,125
    Warrants issued in payment of services                                    --       150,000            --
    Changes in assets and liabilities:
      Accounts receivables                                               123,053      (743,081)      428,645
      Unbilled receivables                                                  (275)      (28,267)     (111,574)
      Inventories                                                     (2,999,913)     (959,880)     (327,408)
      Tax credit receivable                                              605,104      (285,326)     (439,660)
      Prepaid expenses and other assets                                 (165,470)   (1,683,599)      132,863
      Accounts payable                                                 1,674,101      (203,112)      803,086
      Accrued expenses                                                 2,124,759       700,129       175,960
      Deferred revenue                                                   (73,825)    2,450,573            --
      Estimated losses on uncompleted contracts                       (1,056,453)           --      (184,525)
                                                                     -----------   -----------   -----------
        Total adjustments                                              5,909,692     5,230,696     1,795,489
                                                                     -----------   -----------   -----------
        Net cash used by operating activities                        (16,241,676)  (11,781,710)   (4,970,271)
                                                                     -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net purchases of short-term investments                            (44,106,599)           --            --
  Capital expenditures for plant and equipment                        (2,877,225)   (1,124,691)     (919,355)
  Proceeds from sale of equipment                                             --         4,209            --
                                                                     -----------   -----------   -----------
        Net cash used by investing activities                        (46,983,824)   (1,120,482)     (919,355)
                                                                     -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                             101,907,793    23,047,284            --
  Proceeds from related party borrowings                                      --     1,461,987     1,267,728
  Repayment of related party borrowings                                       --      (654,641)           --
  Proceeds from long-term debt                                                --            --        67,912
  Repayments of long-term debt                                            (3,110)           --            --
  Cash pledged as collateral                                            (550,000)           --            --
  Other                                                                       --        (2,364)       (3,472)
                                                                     -----------   -----------   -----------
        Net cash provided by financing activities                    101,354,683    23,852,266     1,332,168
                                                                     -----------   -----------   -----------
Effect of exchange rate changes on cash and cash
  equivalents                                                             53,521        65,174      (161,026)
                                                                     -----------   -----------   -----------
        Net increase (decrease) in cash and cash
          equivalents                                                 38,182,704    11,015,248    (4,718,484)
Cash and cash equivalents at beginning of period                      11,257,355       242,107     4,960,591
                                                                     -----------   -----------   -----------
Cash and cash equivalents at end of period                           $49,440,059   $11,257,355   $   242,107
                                                                     ===========   ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                                      --   $    99,829   $       522
  Conversion of related party borrowings to equity                            --   $ 2,100,000            --
  Conversion of preferred stock to equity                            $15,326,766            --            --
  Conversion of minority interest to equity                          $ 5,000,000            --            --

  The accompanying notes are an integral part of these consolidated financial statements.

                          H POWER CORP. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF BUSINESS

    H Power Corp. (the "Company") was organized on June 6, 1989 under the laws of the State of Delaware. The Company designs, develops, markets and manufactures proton-exchange membrane fuel cells and fuel cell systems designed to provide electricity for a wide range of stationary, portable and mobile applications.


INITIAL PUBLIC OFFERING

   In August, 2000, the Company completed an initial public offering,(the "IPO") of 7,000,000 shares of common stock for a gross aggregate offering price of $112 million. The Company incurred underwriting commissions of approximately $7.8 million and additional expenses aggregating approximately $2.6 million in connection with the IPO.


LIQUIDITY

  Our current business plan includes the completion of our product development activities, the expansion of manufacturing operations, and the expansion of sales and marketing to support the commercialization of our fuel cell systems. The successful commercialization and introduction of our products may be affected by the cost competitiveness of our products, the future costs of fuels used by our products, consumer reluctance to try a new product, the pace of utility deregulation nationwide and the emergence of newer, more competitive technologies and products. We are dependent on a limited number of third parties for the manufacture, assembly and supply of certain key materials and components used to make our products. A disruption in the supply of these materials or the inability to obtain them on commercially reasonable terms would adversely affect our ability to develop, manufacture and market our products. These factors may affect our ability to secure additional funding which we anticipate will be needed to execute our business plan and achieve commercialization.


PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its Canadian subsidiary, H Power Enterprises of Canada, Inc. ("HPEC"). All significant intercompany accounts and transactions are eliminated.


STOCK SPLIT

    The Company declared a 5:1 stock split effective July 24, 2000 for stockholders of record at the close of business on July 21, 2000. This stock split increased the number of common shares outstanding by 30,472,156 shares. All references in the consolidated financial statements referring to share prices, conversion rates, per share amounts, stock option plans and common shares issued and/or outstanding have been adjusted retroactively for the 5-for-1 stock split.


USE OF ESTIMATES

    Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. The most significant estimates made in preparing these consolidated financial statements relate to contract revenues and costs, allowance for bad debts and valuation of inventories and deferred income tax benefits. Actual results could differ from those estimates.

                          H POWER CORP. and Subsidiary

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


CASH AND CASH EQUIVALENTS

    Cash and cash equivalents represent cash and highly liquid investments with maturities of three months or less.

    The Company has restricted cash in the amount of $550,000 which is pledged as collateral for a letter of credit related to the lease and buildout of its North Carolina facility. The amount is recorded under the balance sheet caption "Restricted cash."


SHORT-TERM INVESTMENTS

    Short-term investments are considered to be available for sale and consist of investments in corporate and government agency debt securities with maturities greater than three months. The investments are carried at fair market value with the difference between cost and fair market value of these investments reflected in other comprehensive loss as a separate component of stockholders' equity. At May 31, 2001, the cost of these investments exceeded the fair market value by $174,840.


CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments at high quality financial institutions and limits the amount of credit exposure to any one institution. The Company had cash balances on deposit at financial institutions at May 31, 2001 and 2000 that exceeded the $100,000 amount insured by the F.D.I.C.

    The Company's receivables are derived from sales to commercial customers and U.S. government agencies. For the fiscal year ended May 31, 2001, two commercial customers represented 48% of consolidated revenues. For the fiscal years ended May 31, 2000 and 1999, one customer represented 10% and 24% of consolidated revenues, respectively. Amounts due to the Company in accounts receivable from these customers were $332,410 and $73,613 at May 31, 2001 and 2000, respectively. For the fiscal year ended May 31, 2001, two government contracts represented 33% of consolidated revenues. For the fiscal years ended May 31, 2000 and 1999, three government contracts represented 73% and 41% of consolidated revenues, respectively. Amounts due to the Company in accounts receivable and unbilled receivables under these government contracts were $284,719 and $546,840 at May 31, 2001 and 2000, respectively.

    The Company anticipates that a substantial portion of revenues and accounts receivable over the next two to three years will be derived from sales of our products to ECO Fuel Cells, LLC as discussed below.


INVENTORIES, NET

    Inventories, which include materials, labor, and overhead, are valued at the lower of cost or market using the first-in, first-out method.


PLANT AND EQUIPMENT, NET

    Plant and equipment are stated at cost, net of accumulated depreciation. Repairs and maintenance costs are expensed as incurred; major renewals and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss on the disposition is reflected in current operations. Depreciation

                          H POWER CORP. and Subsidiary

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

is determined on a straight-line basis over the estimated useful lives of the applicable assets, generally three to five years for furniture and equipment for financial reporting purposes and determined on an accelerated method for tax purposes. Leasehold improvements are depreciated over the lesser of the lease terms of 5 to 10 years or the estimated useful lives of the related assets.


PATENTS

    Certain costs associated with obtaining and licensing patents are amortized on a straight-line basis over their estimated useful lives of up to 17 years. Costs associated with patents are capitalized as incurred. Amortization of such costs begins once the patent has been issued.

    Amortization expense for the fiscal years ended May 31, 2001, 2000 and 1999 was $15,339, $15,402 and $8,809, respectively. During the fiscal year ended May 31, 2001, the Company discontinued the application process for patents in certain foreign countries and charged $104,353 to research and development expense for expenditures capitalized in previous fiscal years.


LONG-LIVED ASSETS

    The Company reviews long-lived assets including intangible assets for impairment. Whenever facts or circumstances indicate that the carrying amount of an asset may not be recoverable, the carrying amount of the asset is adjusted to fair value. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted net cash flows, expected to be generated by the asset. If an impairment is identified, the asset is written down to fair value. Fair value is based on estimated proceeds upon disposal or discounted cash flows.


FOREIGN CURRENCY TRANSLATION

    The financial statements of HPEC were prepared in Canadian dollars and translated into U.S. dollars based on the current exchange rate in effect at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments in stockholders' equity and accordingly have no effect on net income. Transaction gains and losses, which are not material, are included in the statement of operations.


REVENUE RECOGNITION

    Revenues from sales of products are recognized when the product has been shipped and the Company has met its obligations under the sales contract. These obligations vary based on the specific product type and customer. Revenues from sales of products requiring the Company to perform installation are recognized when installation has been completed. Revenues from sales of products allowing a 30 day customer acceptance period are recognized at the conclusion of the acceptance period. Revenues from sales of test and evaluation products used by customers primarily for research and development purposes are sold without a right of return and without a customer acceptance period. Revenues from sales of test and evaluation products are recognized when the product has been shipped. Revenues from product distribution rights fees are deferred upon receipt and recognized into revenue on a straight-line basis over the term of the distribution agreement.

    Revenues on contracts include reimbursed direct costs and allowable allocated indirect costs incurred, plus recognized profits. Profit is recognized on cost-reimbursable contracts as costs are incurred, and under fixed-price contracts on the

                          H POWER CORP. and Subsidiary

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

cost-to-cost method of the percentage-of-completion method (see further discussion of the ECO Fuel Cells, LLC Contract below). Revenues recognized on contracts in excess of related billings are reflected as unbilled receivables. When it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. The impact of revisions in contract estimates are recognized on a cumulative catch up basis in the period in which revisions are made. The revenues related to contracts which qualify as best-efforts research and development arrangements are treated as an offset to the Company's research and development expenses.

    Government contract costs, including indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. Contract costs through 1997 have been finalized, and contract revenues for the current and prior years have been recorded in amounts which are expected to be realized upon final settlement. In management's opinion, the results of such audits will not have a material effect on the Company's financial position, results of operations or cash flows.


ECO Fuel Cells, LLC Contract

    In August 1999, the Company entered into an agreement with ECO Fuel Cells, LLC, a subsidiary of Energy Co-Opportunity, Inc. (ECO) to develop and provide stationary power fuel cells ("the Agreement"). Under the prototype phase of the Agreement, the Company will develop, deliver, and install a total of 39 alpha and beta prototype stationary fuel cell systems (the "prototypes") at a fixed price of $2,680,500 which must meet certain performance requirements. Completed prototypes will be deployed in the field for testing purposes. Provided the Company is able to develop a commercial product, ECO will purchase 12,300 commercial systems over several years for a total price of $81 million.

    Revenues from the sale of the commercial phase of the Agreement will be recognized as the commercial systems are shipped and accepted by the customer and will be classified as product revenues.

    Revenues earned under the prototype phase of the Agreement are recognized as contract revenue using the units of delivery method and profits applicable to such revenues are recognized pro-rata as units are delivered based on the estimated total profits at the completion of the prototype phase of the Agreement. Losses on the contract are recognized when determined. The impact of revisions in profit and loss estimates are reflected in the periods in which the revisions are made. Revenues of $252,000 and cost of revenues of $337,000 previously reported in fiscal 2000 as product revenues and cost of revenues-products, respectively, have been reclassified to contract revenues and cost of revenues-contracts in the accompanying consolidated statement of operations. The difference between amounts previously recognized based on the timing of customer acceptance of the prototypes is not materially different from what would have been reported under percentage of completion contract accounting.

    In January 2001, the Company and ECO amended the prototype phase of the Agreement to reduce the number of prototypes to be delivered to 32 at a fixed price of $2,172,000. Results for the year ending May 31, 2001 reflect the recognition of an estimated loss on this phase of the Agreement of $1,280,000. It is reasonably possible that future events may indicate that it may be necessary to recognize an increase in the estimated loss amount recorded at May 31, 2001.


RESEARCH AND DEVELOPMENT

    Research and development expenses consist principally of expenditures for research conducted by the Company. Costs for contracts that qualify as best-efforts

                          H POWER CORP. and Subsidiary

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

arrangements are recognized as research and development expenses. All research and development costs are expensed as incurred.

    Under certain arrangements in which a third party funds a portion of research and development costs on a specific project, the direct materials and labor costs of that project are recorded as costs of revenues-contracts while overhead and general and administrative expenses allowable for inclusion in the cost reimbursement calculation are recorded as selling, general and administrative expenses.

    Cost of revenues-contracts does not include research and development costs related to the technology and design of systems associated with the ECO contract inasmuch as the Company retains exclusive ownership of the related intellectual property and can benefit from its use elsewhere in its operations.


401(k) RETIREMENT PLAN

    The Company has a contributory 401(k) Retirement Plan for eligible employees. Under the Plan, employees may generally contribute from 1% to 15% of their salary, however, not in excess of IRS limitations. Employees are 100% vested in their own contributions plus earnings at all times. The Company may provide matching contributions based on the employees' contributions. The Company incurred $15,382 in expense during 2001 for matching contributions to this plan.


INCOME TAXES AND TAX CREDITS

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. A subjective assessment, which includes anticipating future income, is used in assessing the likelihood of realizing deferred tax assets. Recoverable tax credits arising from the acquisition of capital assets are recorded as a deduction from the cost of the assets acquired while those arising from current expenses are deducted from those expenses in the year of expenditure. All amounts receivable at the end of fiscal 2000 have been collected during fiscal 2001. In addition, amounts receivable at May 31, 2001 are expected to be received during fiscal 2002.


RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" (SFAS 141) and SFAS 142, "Goodwill and other Intangible Assets" (SFAS 142). SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires these business combinations be accounted for using the purchase method of accounting. SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under the SFAS 142, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but will be tested for impairment within six months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. The adoption of these standards in fiscal 2002 is not expected to have a material impact on the Company's financial condition or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard

                          H POWER CORP. and Subsidiary

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of this statement on June 1, 2001, to have a material impact on our financial position or results of operations because we do not currently purchase derivative instruments or enter into hedging activities, and no derivatives embedded in contracts have been identified.


2. INVENTORIES, NET

    Inventories, net consist of the following:

                                                                  MAY 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
Raw materials                                            $3,121,568     $776,782
Work in process                                           1,089,526      340,549
Finished goods                                            1,030,675      183,668
Obsolescence and lower of cost or market allowances        (940,857)          --
                                                         ----------   ----------
Total inventories, net                                   $4,300,912   $1,300,999
                                                         ==========   ==========


3. PLANT AND EQUIPMENT, NET

    Plant and equipment, net consists of the following:


                                                                 MAY 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
Furniture and office equipment                           $1,600,025   $  953,049
Machinery and equipment                                   2,236,118    2,103,183
Leasehold improvements                                    2,051,765      649,661
                                                         ----------   ----------
                                                          5,887,908    3,705,893
Less: Accumulated depreciation                            2,260,773    1,828,165
                                                         ----------   ----------
Total plant and equipment, net                           $3,627,135   $1,877,728
                                                         ==========   ==========

    Depreciation expense for the fiscal years ended May 31, 2001, 2000 and 1999 was $737,255, $639,515 and $473,020, respectively. During the year ended May 31, 2001, the Company evaluated for impairment, certain research and development assets that it planned to dispose of and recorded an impairment write down of $310,793 which is included in research and development expenses.

                          H POWER CORP. and Subsidiary

4. ACCRUED EXPENSES

    Accrued expenses consist of the following:


                                                                MAY 31,
                                                        -----------------------
                                                           2001         2000
                                                        ----------   ----------
Salaries and related expenses                           $1,015,265   $  180,230
Estimated loss on ECO contract                           1,056,453           --
Initial public offering fees                                    --      702,585
Other                                                      169,158      289,755
                                                        ----------   ----------
 Total accrued expenses                                 $2,240,876   $1,172,570
                                                        ==========   ==========

5. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                MAY 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Note payable, interest at 10%; unsecured,
  past due                                                $121,875   $121,875
Government loan, non-interest bearing                       65,003     66,765
Equipment notes payable, payable in various monthly
  installments, secured by related equipment                    --      1,348
                                                          --------   --------
Total                                                      186,878    189,988
Less current portion                                       121,875    123,223
                                                          --------   --------
Long-term debt, less current portion                      $ 65,003   $ 66,765
                                                          ========   ========

    The past due note payable originated in 1991, the proceeds of which were used for general corporate purposes and were originally due in 1993. The due date was extended until 1997 by mutual agreement between the parties. The lender filed for bankruptcy and is currently in the process of liquidation. The note is past due pending resolution of these matters, and is included in the current portion. Due to the significant uncertainty surrounding the repayment of this note, no interest expense was recorded in the year ended May 31, 2001.

    The proceeds from a government loan which originated in the year ended May 31, 1999 were used to finance the last phase of the development of a specific product by HPEC. The loan does not bear any interest and HPEC must repay the loan by paying 1% of the revenue earned on the sale of the product. The period of the loan is ten years or whenever the loan is paid, whichever comes first.

    As of May 31, 2001, principal payments on long-term debt of $65,003 are due in years subsequent to May 31, 2006.


6. COMMITMENTS

    The Company leases facilities under operating leases expiring on various dates through 2011. Rent expense for the fiscal years ended May 31, 2001, 2000 and 1999 was $259,261, $218,376 and $177,538, respectively. Aggregate minimum annual payments under noncancellable operating lease agreements for the five years subsequent to May

                          H POWER CORP. and Subsidiary

6. COMMITMENTS (CONTINUED)

31, 2001 are: 2002-$678,302; 2003-$524,987; 2004-$487,378; 2005-$499,455; and
2006-$499,455. As of May 31, 2001, the Company was obligated to pay $1,384,820 under a contract for leasehold improvements related to its North Carolina facility which is expected to be completed in the year ended May 31, 2002.

    The Company has agreements with four of its key officers, two of whom are directors. The agreements with its officers expire in October and November 2002. These agreements provide for base salaries with increases and bonuses at the discretion of the Board of Directors.

7. INCOME TAXES

    Deferred tax assets are comprised of the following:


                                                             MAY 31,
                                                   ---------------------------
                                                       2001           2000
                                                   ------------   ------------
Plant and equipment                                $    313,094   $    364,268
Inventory allowances                                    140,071             --
Accrued contract loss                                   421,947             --
Accrued liabilities and other                           619,468         32,119
Deferred revenue                                        887,555        976,311
Stock compensation                                    2,426,758      2,542,017
Net operating loss carryforwards                     18,708,578     11,106,526
                                                   ------------   ------------
                                                     23,517,471     15,021,241
Less valuation allowance                            (23,517,471)   (15,021,241)
                                                   ------------   ------------
Net deferred tax asset                             $         --   $         --
                                                   ============   ============

A full valuation allowance is recorded against the deferred tax assets as realization of these benefits is not considered to be more likely than not.

                          H POWER CORP. and Subsidiary

7. INCOME TAXES (CONTINUED)

    The components of the provision (benefit) for income taxes are as follows:


                                                           YEARS ENDED
                                                             MAY 31,
                                                    -------------------------
                                                       2001          2000
                                                    -----------   -----------
Current:
  Federal                                           $        --   $        --
  State                                                      --            --
                                                    -----------   -----------
                                                             --            --
                                                    -----------   -----------
Deferred:
  Federal                                            (4,835,746)   (4,305,539)
  State                                                (705,584)     (784,556)
  Foreign                                            (2,954,900)     (951,760)
  Change in valuation allowance                       8,496,230     6,041,855
                                                    -----------   -----------
                                                             --            --
                                                    -----------   -----------
Income tax provision (benefit)                      $        --   $        --
                                                    ===========   ===========

The Company has generated net operating loss carryforwards of approximately $48 million and $28 million as of May 31, 2001 and May 31, 2000, respectively, which are due to expire between 2021 and 2020. Section 382 of the Internal
Revenue Code of 1986, as amended, places a limitation on the utilization of federal net operating loss carryforwards when an ownership change occurs. Generally, an ownership change occurs when a greater than 50% change in ownership takes place over a three-year test period. The annual utilization of net operating loss carryforwards generated prior to such change in ownership is limited, in any one year, to a percentage of the fair market value of the Company at the time of the ownership change.

    The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. income tax rate to income before taxes as follows:


                                                               YEARS ENDED
                                                                  MAY 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
U.S. statutory rate                                          (34.0)%    (34.0)%
State and local taxes, net of federal benefit                 (1.6)      (3.5)
Foreign taxes                                                 (0.8)        --
Imputed Interest                                               1.6        2.0
Other                                                         (3.6)        --
Change in valuation allowance                                 38.4       35.5
                                                            --------   --------
Effective tax rate                                            0.00%      0.00%
                                                            ========   ========

                          H POWER CORP. and Subsidiary

8. RELATED PARTY TRANSACTIONS

    On May 25, 1999, Sofinov Societe Financiere D'Innovation Inc., a former shareholder of HPEC (Sofinov), entered into an agreement with the Company to make advances up to $5 million, in increments of at least $150,000, bearing interest at 8% per annum, calculated and compounded monthly, both before and after default, and payable on demand. At any time prior to December 31, 1999 or the completion of an initial public offering, whichever was sooner, Sofinov was entitled to convert all or any portion of the outstanding balance of the advances and interest thereon into common stock of the Company at a conversion rate of $2.50 per common share. If Sofinov exercised its election to convert, then in the event the outstanding balance of advances and interest thereon was less that $5 million, Sofinov was entitled to purchase additional shares of the Company's common stock at $2.50 per share to bring Sofinov's purchase up to $5 million. On November 30, 1999, Sofinov exercised its conversion right as described in Note 10.

    During the fiscal year ended May 31, 1999, the Company received loans from certain other stockholders to fund its operations at an interest rate of 8%. These notes were payable on demand and were repayed during the fiscal year ended May 31, 2000.

    The Company had an arrangement with NBG Technologies, Inc. (NBG), formerly known as TechMatics Inc., whereby NBG provided the Company with R&D consulting services. The Rothstein family is a principal stockholder of NBG and also a principal stockholder of the Company. A member of the Rothstein family served as a director of the Company through April 5, 2000. Fees and expenses paid to NBG for consulting services for the fiscal years ended May 31, 2000 and 1999 amounted to $45,065 and $63,110, respectively. No amounts were paid in the year ended May 31, 2001. The Company believes the fees paid were equivalent to those that would be paid under an arms-length transaction. On March 29, 2000 the Company terminated all agreements with NBG in exchange for a cash payment of $100,000 and options to purchase 250,000 shares of the Company's common stock at an exercise price equal to the initial public offering price of $16 per share.

    On April 5, 2000, two of the Company's directors resigned from the board of directors and terminated their agreements with the Company in exchange for which they each received a cash payment of $1 million and options to purchase 300,000 shares of the Company's common stock at an exercise price equal to the Company's initial public offering price of $16 per share.

    The fair value of each stock option granted to the resigning Company directors and NBG were $5.32 and $6.29, respectively based upon the Black-Scholes option pricing model which includes weighted average assumptions for the dividend yield, risk-free interest rate, volatility and expected lives of 0%, 6.3%, 52% to 58% and 3 to 5 years, respectively. The total expense related to these option grants of $4,764,510 has been included in selling, general and administrative expense for the year ended May 31, 2000. During the year ended May 31, 2001, these resigning Company directors exercised additional options through a cashless exercise resulting in stock option compensation expense of $4,400,000 which has been recorded in selling, general and administrative expense.

    For the fiscal years ended May 31, 2001 and 2000, the Company recognized contract revenue of $420,000 and $252,000, respectively, under its agreement with ECO and $222,218 and $55,556, respectively, for the initial distribution rights fees received under the ECO operating agreement. As of May 31, 2001 and 2000, $2,222,223 and $2,444,444, respectively, of the initial distribution rights fees received was included in deferred revenue. See Note 10.

                          H POWER CORP. and Subsidiary

9. EMPLOYEE STOCK OPTION PLANS

    In March 2000, the Company amended and restated their May 1996 stock option plan. Under the stock option plan adopted in March 2000, a maximum of 3,750,000 shares of the Company's common stock have been made available for the granting of options and stock appreciation rights to officers and other key employees of the Company at prices not less than 100% of fair market value of a share of common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any stock option granted must equal 110% of the fair market value on the grant date. 10% of such options granted will generally become exercisable upon date of grant and the remaining 90% of such options will generally vest ratably over a five year period. The stock options will generally expire within ten years from the date of grant. At May 31, 2001 and 2000, we have granted 597,665 and 359,751, respectively, options to purchase common stock under our 2000 plan.

    Under the stock option plan adopted on June 6, 1989, a maximum of 2,500,000 shares of the Company's common stock were made available for the granting of options and stock appreciation rights to officers and other key employees of the Company at prices not less than 80% of fair market value of a share of common stock on the date of grant. Such options generally become exercisable upon date of grant and expire within five years from the date of grant. No further options may be granted under this plan.

    The Company has granted options to purchase shares of the Company's common stock to certain officers and key employees outside of the 1989 and 2000 Stock Option Plans. Such options generally become exercisable on the date of grant and expire within five years from the date of grant. These options were generally granted at the fair market value of the stock on the date of grant.

    The Company has adopted the disclosure only provisions of SFAS No. 123 and, accordingly, applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its employee stock option plans. Had the Company elected to recognize compensation expense in accordance with the provisions of SFAS No. 123, for the stock option awards granted, its net loss and loss per basic and diluted share attributable to common stockholders for the fiscal years ended 2001, 2000, and 1999 would have been $(23,629,731), $(19,922,223), and $(7,975,157) or $(0.47), $(0.57) and $(0.28) per share, respectively.

    On May 31, 1999, 488,750 employee stock options expired. The Company extended the life of 481,250 of the options, until May 31, 2002 at the same option price of $0.80. The options were vested upon extension. Under APB No. 25, the extension created an additional compensation charge for the difference between the option price and the fair market value of the shares at May 31, 1999 in the amount of $836,125 of which $711,125, $107,000 and $18,000 has been recorded in selling, general and administrative, research and development and cost of revenues-contracts, respectively.

                          H POWER CORP. and Subsidiary

9. EMPLOYEE STOCK OPTION PLANS (CONTINUED)

    The fair value of the Company's stock options used to compute the pro forma net loss and loss per share disclosures is the estimated present value on grant date using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                       YEARS ENDED MAY 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------

Dividend yield                                         0%         0%         0%
Risk-free interest rate                             6.25%      6.10%      5.27%
Volatility (post IPO)                              72.48%         0%         0%
Expected life (years)                                4.3        4.0        1.5


    Changes in stock options are as follows:

                                                           2001                   2000                   1999
                                                   --------------------   --------------------   --------------------
                                                               WEIGHTED               WEIGHTED                WEIGHTED
                                                               AVERAGE                AVERAGE                  AVERAGE
                                                               EXERCISE               EXERCISE                EXERCISE
                                                    SHARES      PRICE      SHARES      PRICE      SHARES       PRICE
                                                   ---------   --------   ---------   --------   ---------    --------
Beginning balance                                  5,491,625    $4.91     1,981,250    $2.09     1,988,750      $2.08
Granted or reissued                                  597,665    16.28     3,590,375     6.38       481,250       0.80
Exercised                                           (781,170)    1.70       (75,000)    0.80            --         --
Canceled or expired                                 (217,004)   10.63        (5,000)    0.80      (488,750)      0.80
                                                   ---------    -----     ---------    -----     ---------      -----
  Ending balance                                   5,091,116    $7.56     5,491,625    $4.91     1,981,250      $2.09
                                                   =========    =====     =========    =====     =========      =====
Exercisable                                        3,684,967    $6.30     3,742,194    $4.73     1,731,250      $2.03
Weighted average fair value of options
  granted during the year                                       $9.50                  $2.19                    $1.76


    Summarized information about stock options outstanding and exercisable at May 31, 2001 is as follows:

                                  OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                         --------------------------------------    ---------------------
                                        WEIGHTED-
                                          AVG.         WEIGHTED                 WEIGHTED
                                        REMAINING      AVERAGE                  AVERAGE
                          NUMBER       CONTRACTUAL     EXERCISE     NUMBER      EXERCISE
   EXERCISE PRICE        OF SHARES    LIFE IN YEARS     PRICE      OF SHARES     PRICE
---------------------    ---------    -------------    --------    ---------   ---------

   $          .80           30,000         1.0          $  .80        30,000    $  .80
             2.50        1,040,000          .5            2.50     1,040,000      2.50
             3.00        2,200,000         3.3            3.00     1,633,333      3.00
            16.00        1,780,041         6.2           16.00       981,634     16.00
            18.69           41,075         9.6           18.69            --        --
   --------------        ---------         ---          ------     ---------    ------
   $.80 to $18.69        5,091,116         5.0          $ 7.56     3,684,967    $ 6.30
   ==============        =========         ===          ======     =========    ======

                          H POWER CORP. and Subsidiary

10. COMMON STOCK

    The Company's common stockholders are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The Company's common stockholders have no preemptive rights or rights to convert their common stock into any other security.

    On August 25, 1999, ECO Fuel Cells, LLC ("ECO") purchased 5,000,000 shares of the Company's common stock, $.001 par value, at a price of $3.00 per share for a total investment of $15,000,000. In addition to the stock purchase, the Company and ECO entered into a ten year operating agreement, as amended, pursuant to which ECO paid to the Company an initial distribution rights fee of $2,500,000 and agreed to purchase, market and service the Company's stationary power fuel cell systems in exchange for the exclusive marketing, distribution and servicing rights to those areas in the United States that are being serviced by ECO's affiliated rural electric cooperative members (the "Agreement"). Revenue associated with the initial distribution rights fee is recognized on a straight-line basis over the contractual period.

    In order to enter into the Agreement, the Company modified its pre-existing agreement with DQE Enterprises to allow ECO to have exclusive marketing, distribution and servicing rights under the Agreement in certain geographic areas that had previously been granted to DQE Enterprises. As part of the consideration for modifying the DQE Enterprises agreement, the Company agreed to amend article IV B3(a)(i) of the Amended and Restated Certificate of Incorporation to change the redemption price of the Company's previously issued Series A convertible preferred stock from $16.50 per share to $18.00 per share, thus increasing the liquidation value of the Series A convertible preferred stock by $300,000. Also as part of the consideration, the Company issued common stock purchase warrants, which expire on July 31, 2001, to purchase 500,000 shares of its common stock at $5.00 per share to DQE Enterprises. These warrants expired unexercised on July 31, 2001. The Company recorded a charge to cost of revenues--products totaling $150,000 which represents the fair value of the warrants on August 25, 1999, their date of issuance.

    On November 30, 1999, pursuant to its May 25, 1999 agreement with the Company as described in Note 8, Sofinov exercised its conversion right and converted its outstanding advances at that date of $2,100,000 into 840,000 shares of the Company's common stock. Furthermore, Sofinov exercised its purchase right in full and purchased an additional 1,160,000 shares of the Company's common stock for $2,900,000.

    On November 30, 1999, Hydro-Quebec CapiTech Inc. purchased 2,000,000 shares of the Company's common stock, $.001 par value, at a price of $3.00 per share for a total investment of $6,000,000.

    In conjunction with ECO, Sofinov, and Hydro-Quebec CapiTech Inc.'s purchases of the Company's common stock, the Company incurred stock issue costs approximating $913,000.

    On July 7, 2000, the Board of Directors of the Company approved an increase in the number of authorized preferred and common shares to 10,000,000 and 150,000,000, respectively.

    Upon the closing date of the Company's IPO, convertible preferred stockholders converted their shares to common stock as follows: DQE Enterprises converted 200,000 shares of Series A convertible preferred shares to 1,000,000 common shares, Singapore Technologies Kinetics Lt. converted 400,000 shares of Series B convertible preferred shares to 2,000,000 common shares, Sofinov converted 600,000 shares of Series C convertible preferred shares to 3,000,000 common shares and outside

                          H POWER CORP. and Subsidiary

10. COMMON STOCK (CONTINUED)

investors of the Company's subsidiary, HPEC, converted 333,333 shares of Series C convertible preferred shares (which they received upon closing of the IPO when they converted their HPEC common stock into Series C convertible preferred shares of the Company) to 1,666,665 common shares.

11. REDEEMABLE PREFERRED STOCK

     At May 31, 2000, the Company's Series A, Series B and Series C convertible preferred stock are classified as mandatorily redeemable as (i) the holders of the Series A, Series B and Series C convertible preferred stock are entitled to be paid the original issue price for such class of preferred stock plus all accumulated or declared and unpaid dividends if the Company enters into any transaction in which the stockholders of the Company immediately prior to the transaction own less than 50% of the voting power immediately after the transaction and (ii) preventing the completion of such a change in control transaction as described in (i) is considered to be outside the control of the Company.

    At May 31, 2000, $805,000 of retained earnings was restricted due to undeclared and unpaid cumulative dividends on Series A convertible preferred stock. The redemption value of Series A, B and C convertible preferred stock at May 31, 2000 was $4,105,000, $5,500,000 and $7,500,000, respectively.

    Upon the closing date of the Company's IPO, Series A, Series B and Series C convertible preferred stockholders converted all of their outstanding shares of preferred stock at various rates into 6,000,000 shares of common stock. The outside investors of the Company's 50% owned subsidiary, HPEC, converted their HPEC common stock into series C convertible preferred shares of the Company. These outside investors converted their Series C convertible preferred stock into 1,666,665 shares of common stock concurrent with the IPO. As a result of these conversions, there is no longer a restriction on retained earnings at May 31, 2001.

12. EARNINGS PER SHARE

    Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into commmon stock or resulted in the issuance of common stock that then shared in the earnings of the Company as calculated under the treasury stock method.

    The following table illustrates the calculation of both basic and diluted
EPS:

                                                                       YEAR ENDED MAY 31,
                                                            ----------------------------------------
                                                               2001           2000          1999
                                                            -----------   ------------   -----------
BASIC AND DILUTED EARNINGS PER SHARE
Net loss                                                   $(22,151,368)  $(17,012,406)  $(6,765,760)
Accrued dividends on Series A Convertible Preferred
  Stock                                                         (40,274)      (210,000)     (210,000)
                                                            -----------   ------------   -----------
Net loss attributable to common stockholders                (22,191,642)   (17,222,406)   (6,975,760)
Weighted average number of common shares                     50,415,340     34,879,061    29,015,195
                                                            -----------   ------------   -----------
Basic and diluted earnings per share                        $     (0.44)  $      (0.49)  $     (0.24)
                                                            ===========   ============   ===========

                          H POWER CORP. and Subsidiary

12. EARNINGS PER SHARE (CONTINUED)

    If potential common shares were assumed converted, the effect would have been anti-dilutive to EPS for all periods. These antidilutive securities are summarized below.

                                                    YEAR ENDED MAY 31,
                                           ------------------------------------
                                              2001         2000         1999
                                           ----------   ----------   ----------
Number of potential common shares           5,091,116   11,410,332    9,993,915


13. INFORMATION ABOUT GEOGRAPHIC AREAS

    The Company operates primarily in one industry segment, that being the design, development, marketing and manufacturing of proton-exchange membrane fuel cells and fuel cell systems. The geographic distributions of the Company's revenues and identifiable assets are summarized in the following table:


                                                YEAR ENDED MAY 31,
                                       ---------------------------------------
                                           2001           2000         1999
                                       ------------   -----------   ----------
Revenues from unrelated entities
  United States                        $  1,939,581   $ 3,332,908   $1,007,216
  Canada                                    185,770        10,702       10,816
  Europe                                    474,860        19,240           --
  Asia                                      397,361         9,881           --
  Other                                       3,500            --           --
                                       ------------   -----------   ----------
                                       $  3,001,072   $ 3,372,731   $1,018,032

Assets
  United States                        $116,925,843   $17,360,541   $2,074,111
  Canada                                  5,088,002     2,273,026    4,425,330
                                       ------------   -----------   ----------
  Total identifiable assets             122,013,845    19,633,567    6,499,441
  Corporate eliminations                (16,663,674)     (983,974)  (3,027,550)
                                       ------------   -----------   ----------
  Total assets                         $105,350,171   $18,649,593   $3,471,891
                                       ============   ===========   ==========

                          H POWER CORP. and Subsidiary

14. QUARTERLY FINANCIAL DATA (Unaudited)

                             First         Second          Third          Fourth
                            Quarter        Quarter        Quarter         Quarter
                           ----------     ----------     ----------     -----------
Year ended May 31, 2001
Revenues                   $1,214,178     $  775,947     $  831,148     $   822,017
Loss from operations       (4,483,049)    (4,892,268)    (5,116,134)    (12,670,644)
Net loss                   (4,004,443)    (3,531,980)    (3,221,052)    (11,393,893)
Net loss per share-
  basic and diluted            $(0.10)        $(0.07)        $(0.06)         $(0.21)

Year ended May 31, 2000
Revenues                   $  824,908     $1,083,762     $  673,647     $ 1,097,970
Loss from operations       (1,459,430)    (2,323,834)    (2,733,474)    (11,164,677)
Net loss                   (1,460,206)    (2,215,737)    (2,464,973)    (10,871,490)
Net loss per share-
  basic and diluted(1)         $(0.05)        $(0.07)        $(0.07)         $(0.29)

(1) The sum of the four quarters' net loss per share does not equal the amount reported for the full year since each quarter is calculated separately.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Directors

Incorporated herein by reference is the information appearing under the caption "Management" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.

(b)      Executive Officers

Incorporated herein by reference is the information appearing under the caption "Management" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information appearing under the caption "Principal Stockholders" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the information appearing under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    DOCUMENT LIST

       1.  Financial Statements

           The following consolidated financial statements are set forth in Part II, Item 8 of this report.

       H POWER CORP. AND SUBSIDIARY:                                     Pages

           (i)    Report of Independent Accountants                       36

           (ii)   Consolidated Balance Sheet as of May 31, 2001
                  and 2000                                                37

           (iii)  Consolidated Statement of Operations for the years
                  ended May 31, 2001, 2000 and 1999                       38

           (iv)   Consolidated Statement of Changes in Stockholders'
                  Equity (Deficit) and Comprehensive Net Loss
                  for the years ended May 31, 2001, 2000 and 1999         39

           (v)    Consolidated Statement of Cash Flows for the years
                  ended May 31, 2001, 2000 and 1999                       40

           (vi)   Notes to Consolidated Financial Statements           41 to 56

       2.  Supplementary Data and Financial Statement Schedules

           (i) Financial Statement Schedule - Valuation and Qualifying Accounts and Reserves:

                                                                  Additions
                                                        -----------------------------
                                                        Balance at          Charged       Charged                       Balance at
                                                        Beginning          to Costs      to  Other                         End
    Description                                         of Period        and Expenses     Accounts     Deductions         Period
----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
   Year ended May 31, 1999                             $       --        $        --           --      $      --        $     --
   Year ended May 31, 2000                                     --            (60,000)          --             --         (60,000)
   Year ended May 31, 2001                                (60,000)            (5,610)          --          5,610         (60,000)

Inventory valuation allowance
   Year ended May 31, 1999                                     --                 --           --             --              --
   Year ended May 31, 2000                                     --                 --           --             --              --
   Year ended May 31, 2001                                     --           (940,857)          --             --        (940,857)

Deferred tax  asset valuation allowance
   Year ended May 31, 1999                             (7,105,089)        (1,874,296)          --             --      (8,979,385)
   Year ended May 31, 2000                             (8,979,385)        (6,041,856)          --             --     (15,021,241)
   Year ended May 31, 2001                            (15,021,241)        (8,496,230)          --             --     (23,517,471)

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted

3.     Exhibits Required by Securities and Exchange Commission Regulation S-K

(a)    The following exhibits are filed as part of this Annual Report:

10.59 Letter Agreement, dated July 26, 2001, between ECO Fuel Cells LLC, H Power Enterprises of Canada, Inc. and H Power Corp.*

10.60 Officer's Employment Agreement, dated as of June 11, 2001, between H Power Corp. and Dudley Castle Wass.

23.1   Consent of PricewaterhouseCoopers LLP.


Exhibit No.

(b)    The following exhibits are incorporated herein by reference:

3.1    Restated Certificate of Incorporation.(i)

3.2    Amended and Restated By-Laws.(i)

4.1 Registration Rights Agreement, dated March 25, 1996, between H Power Corp. and Duquesne Enterprises.(i)

4.2 Investor Rights Agreement, entered into as of May 22, 1996, by and between H Power Corp. and Singapore Technologies Automotive Ltd.(i)

4.3 Investor Rights Agreement, entered into as of May 2, 1997, by and between H Power Corp. and Sofinov Societe Financiere D'Innovation Inc., Societe Innovatech Du Grand Montreal and 9042-0175 Quebec Inc.(i)

4.4 Letter Agreement, dated as of May 2, 1997, between certain common stockholders of H Power Corp. and Sofinov Societe Financiere D'Innovation Inc., Societe Innovatech Du Grand Montreal and 9042-0175 Quebec Inc.(i)

4.5 Stockholders' and Voting Agreement, dated as of April 5, 2000, by and among H Power Corp. and certain common stockholders.(i)

4.6    Specimen Common Stock Certificate.(i)

10.1   H Power Corp 1989 Stock Option Plan.(i)

10.2   H Power Corp. 2000 Stock Option Plan.(i)

10.3 Amended and Restated Officer's Employment Agreement, dated as of October 1, 1999, between H Power Corp. and H. Frank Gibbard.(i)

10.4 Executive's Employment Agreement, dated as of October 11, 1999, between H Power Corp. and Arthur Kaufman.(i)

10.5 Officer's Employment Agreement dated as of November 1, 1999, between H Power Corp. and Thomas H. Michael.(i)

10.6 Officer's Employment Agreement, dated as of November 23, 1999, between H Power Corp. and William L. Zang.(i)

10.7 Consulting Agreement made and entered into as of July 28, 1999, between H Power Corp. and Frederick Entman.(i)

10.8 Consulting Agreement made and entered into as of July 28, 1999, between H Power Corp. and Norman Rothstein.(i)

10.9 Termination Agreement, dated as of April 5, 2000, by and between H Power Corp. and Norman Rothstein.(i)

10.10 Termination Agreement, dated as of April 5, 2000, by and between H Power Corp. and Frederick Entman.(i)

10.11 Consulting Agreement, dated as of March 15, 2000, between H Power Corp. and Millennium Capital Resources, LLC.(i)

10.12 Letter Agreement, dated March 10, 2000, between H Power Corp. and R. Michael Fromer.(i)

10.13 Stock Purchase Agreement made and entered into as of August 25, 1999, between H Power Corp. and ECO Fuel Cells, LLC.(i)

10.14 Stock Purchase Agreement made and entered into as of November 29, 1999, between H Power Corp. and Hydro-Quebec CapiTech Inc.(i)

10.15 Stock Purchase Agreement made and entered into as of November 29, 1999, between H Power Corp. and Sofinov Societe Financiere D'Innovation Inc.(i)

10.16 Letter Agreement, dated May 24, 1999, between H Power Corp. and Sofinov Societe Financiere D'Innovation Inc.(i)

10.17 Agreement, dated July 28, 1999, between H Power Corp. and Duquesne Enterprises, Inc.(i)

10.18 Subscription Agreement, made and entered into on May 2, 1997, by and between H Power Corp. and 3362469 Canada Inc.(i)

10.19 Shareholders Agreement made and entered into on May 2, 1997, by and among H Power Corp., Sofinov Societe Financiere D'Innovation Inc., Societe Innovatech Du Grand Montreal, 9042-0175 Quebec Inc. and 3362469 Canada Inc.(i)

10.20 Stock Exchange Agreement made and entered into on May 2, 1997, by and among H Power Corp. and Sofinov Societe Financiere D'Innovation Inc., Societe Innovatech Du Grand Montreal and 9042-0175 Quebec Inc.(i)

10.21 Amended and Restated Stockholders Agreement made and entered into as of May 2, 1997, by and among H Power Corp., certain common stockholders of H Power Corp., Duquesne Enterprises, Singapore Technologies Automotive Ltd., Sofinov Societe Financiere D'Innovation Inc., Societe Innovatech Du Grand Montreal and 9042-0175 Quebec Inc.(i)

10.22 Joint Venture Agreement, dated as of December 18, 1998, between H Power Corp. and Arthur D. Little, Inc.(i)

10.23 Memorandum of Agreement, dated February 9, 2000, between H Power Corp., Societe Innovatech Du Grand Montreal, Sofinov Societe Financiere D'Innovation Inc. and 9042-0175 Quebec Inc.(i)

10.24 Agreement, dated February 15, 1995, between H Power Corp. and TechMatics Inc.(i)

10.25 Termination Agreement, dated as of March 29, 2000 between H Power Corp. and NBG Technologies, Inc. (formerly TechMatics Inc.). (i)

10.26 Letter Agreement, dated March 25, 1996, between H Power Corp. and Duquesne Enterprises.(i)

10.27 Amended and Restated Fuel Cell Operating Agreement, dated March 9, 2000, between H Power Corp., H Power Enterprises of Canada, Inc., and ECO Fuel Cells LLC.(i)+

10.28 Agreement dated August 20, 1999, between H Power Corp. and H Power Enterprises of Canada Inc.(i)

10.29 Technology Licensing Agreement made and entered into on May 2, 1997, by and between H Power Corp. and 3362469 Canada Inc.(i)

10.30 First Amendment to Technology Licensing Agreement, entered into as of August 20, 1999, between H Power Corp. and H Power Enterprises of Canada Inc.(i)

10.31 Development and License Agreement, dated as of August 17, 1998, by and between H Power Enterprises of Canada Inc. and Harvest Energy Technology Inc.(i)+

10.32 Letter Agreement, dated November 18, 1999, between H Power Corp. and AvantCell Technologies Inc.(i)

10.33 Amending Agreement, dated January 11, 2000 between H Power Corp. and AvantCell Technologies Inc.(i)

10.34 Form of Employee's Agreement Re: Inventions, Confidential Information and Covenant not to Compete.(i)

10.35  Form of Indemnification Agreement.(i)

10.36 Lease, dated August 8, 1991, between Montbell Associates, L.L.C. and H Power Corp. ("Lease I").(i)

10.37 Lease, dated August 8, 1991, between Montbell Associates, L.L.C. and H Power Corp. ("Lease II").(i)

10.38 Addendum, dated April 4, 1996, to Leases dated August 8, 1991, between Montbell Associates, L.L.C. and H Power Corp.(i)

10.39 Addendum, dated March 29, 1999, to Leases dated August 8, 1991, as Modified by Subsequent Addendum dated April 4, 1996 between Montbell Associates, L.L.C. and H Power Corp.(i)

10.40 Agreement of Lease, dated September 17, 1997, between SITQ Inc. and H Power Enterprises of Canada Inc.(i)

10.41 Lease, dated December 8, 1999, between Khubani Enterprises, Inc. and H Power Corp.(i)

10.42 Letter Agreement, dated March 29, 2000, between NBG Technologies, Inc. and H Power Corp.(i)

10.43 Transfer of Technology Agreement, dated May 16, 1995, between Aerojet-General Corporation and H Power Corp.(i)

10.44 Letter Agreement, dated May 16, 2000, between ECO Fuel Cells LLC and H Power Corp.(i)

10.45  Contract between H Power Corp. and the Naval Surface Warfare Center.(i)

10.46 Participation Agreement, dated August 5, 1997, by and between H Power Corp. and Sacramento Municipal Utility District ("SMUD I").(i)

10.47  Contract Change No. 1 to SMUD I.(i)

10.48  Contract Change No. 2 to SMUD I.(i)

10.49  Contract Change No. 3 to SMUD I.(i)

10.50  Contract Change No. 4 to SMUD I.(i)

10.51  Agreement between H Power Corp. and USA CECOM Acquisition
       Center--Washington, dated December 23, 1997 (the "CECOM Contract").(i)

10.52  Modification 01 to the CECOM Contract for Fuel Cell/Battery Hybrid.(i)

10.53  Modification 02 to the CECOM Contract for Fuel Cell/Battery Hybrid.(i)

10.54  Modification 03 to the CECOM Contract for Fuel Cell/Battery Hybrid.(i)

10.55  Modification 04 to the CECOM Contract for Fuel Cell/Battery Hybrid.(i)

10.56  Modification 05 to the CECOM Contract for Fuel Cell/Battery Hybrid.(i)

10.57 Lease Agreement dated January 10, 2001 by and between W. F. Harris Development, LLC, and H Power Corp.(ii)

10.58 Offer to Lease dated January 8, 2001 by and between Bombardier, Inc. and H Power Enterprises of Canada, Inc.(ii)

21.1   List of subsidiaries of H Power Corp.(i)


--------------
(i) Incorporated by reference to H Power Corp.'s Registration Statement (File No. 333-34234) on Form S-1.

(ii) Incorporated by reference to H Power Corp.'s Quarterly Report for the Quarterly Period Ended February 28, 2001, as filed on April 13, 2001.

* A request for confidential treatment was filed for portions of this document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+ Filed in redacted form pursuant to an Order, dated July 2000, by the Secretary of the Commission granting confidential treatment pursuant to Rule 406 of the Securities Act of 1933, as amended.


(b) REPORTS ON FORM 8-K

None.

(c) EXHIBITS

The exhibits are as set forth above in the "List of Exhibits" in Item 14(a)(3)

(d) OTHER FINANCIAL STATEMENTS

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   H POWER CORP.


                                   By: /s/ H. Frank Gibbard
Date: August 16, 2001                  -----------------------------------
                                       H. Frank Gibbard, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                    Title                         Date
-------------------------    ------------------------         ---------------

/s/ H. Frank Gibbard
-------------------------     Chief Executive Officer
H. Frank Gibbard                  and Director                August 16, 2001
                               (Principal Executive
                                    Officer)

/s/ William L. Zang
------------------------      Chief Financial Officer
William L. Zang                   and Director                August 16, 2001
                             (Principal Financial and
                                Accounting Officer)

/s/ Gary K. Willis
-----------------------
Gary K. Willis                      Director                  August 16, 2001

/s/ Howard L. Clark, Jr.
-----------------------
Howard L. Clark, Jr.                Director                  August 16, 2001

/s/ Leonard A. Hadley
-----------------------
Leonard A. Hadley                   Director                  August 16, 2001

/s/ Rachel Lorey Allen
-----------------------
Rachel Lorey Allen                  Director                  August 16, 2001

/s/ Ivan Roch
-----------------------
Ivan Roch                           Director                  August 16, 2001

/s/ Robert L. Hance
-----------------------
Robert L. Hance                     Director                  August 16, 2001

                                  EXHIBIT INDEX

10.59 Letter Agreement, dated July 26, 2001, between ECO Fuel Cells LLC and H Power Corp.*

10.60 Officer's Employment Agreement, dated as of June 11, 2001, between H Power Corp. and Dudley Castle Wass.

23.1    Consent of PricewaterhouseCoopers LLP.


----------------

* A request for confidential treatment was filed for portions of this document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.