Form 10-Q
period 2001-08-31
H POWER CORP
filed 2001-10-11
CIK 1094959

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q


                       [ X ] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001


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

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,852,828 shares of Common Stock, $.001 par value per share, as of October 5, 2001.

================================================================================


                          H POWER CORP. AND SUBSIDIARY

                                                                           INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                                        Page
                                                                                                                       Number
Item 1.  Financial Statements


         Consolidated Balance Sheet as of August 31, 2001 and May 31, 2001  .  .  .  .  .  .  .  .  .  . .  .  .  .  .    3

         Consolidated Statement of Operations for the Three Months Ended August 31, 2001
         and August 31, 2000  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    4

         Consolidated Statement of Cash Flows for the Three Months Ended August 31, 2001
         and August 31, 2000  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    5

         Notes to Consolidated Financial Statements   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    6



Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations


         Overview    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    9


         Results of Operations   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   10


         Liquidity and Capital Resources    .  .  .  .  .  .  .  .  .  .  .  .  .  .   .  .  .  .  .  .  .  .  .  .  .   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   12




                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   13

                                     PART I
                              FINANCIAL INFORMATION

Item  1.          Financial Statements


                          H Power Corp. and Subsidiary
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                August 31, 2001     May 31,  2001
                                                                                ---------------     -------------
                  ASSETS
Current assets
   Cash and cash equivalents                                                      $46,448,663          $49,440,059
   Restricted cash                                                                    500,000              500,000
   Short-term investments                                                          36,409,024           43,931,759
   Accounts receivable net of allowance for doubtful accounts                         644,597              755,257
   Unbilled receivables                                                                76,956              214,825
   Inventories, net                                                                 3,857,700            4,300,912
   Tax credit receivable                                                              323,060              325,013
   Prepaid expenses and other current assets                                        1,475,888            1,367,275
                                                                                    ---------            ---------
     Total current assets                                                          89,735,888          100,835,100
Plant and equipment, net                                                            7,013,733            3,627,135
Patents, net of accumulated amortization                                              351,127              347,532
Restricted cash                                                                        50,000               50,000
Other assets                                                                          485,962              490,404
                                                                                      -------              -------
     Total assets                                                                 $97,636,710         $105,350,171
                                                                                  ===========         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt                                              $121,875              $121,875
   Accounts payable                                                                 2,064,890             2,871,904
   Accrued expenses                                                                 2,378,238             2,240,876
   Deferred revenue                                                                   921,943               626,743
                                                                                      -------               -------
     Total current liabilities                                                      5,486,946             5,861,398
Deferred revenue                                                                    1,944,450             2,000,005
Long-term debt                                                                         64,612                65,003
                                                                                       ------                ------
     Total liabilities                                                              7,496,008             7,926,406
                                                                                    ---------             ---------

Commitments and contingencies

Stockholders' equity
   Preferred stock--$.001 par value; 10,000,0000 authorized at
             August 31, 2001 and May 31, 2001;  0 shares issued and
             outstanding at August 31, 2001 and May 31, 2001                                -                    -
   Common stock--$.001 par value; 150,000,0000 shares authorized at August 31,
             2001 and May 31, 2001; 53,852,828 shares issued and outstanding at
             August 31, 2001 and 53,820,746 shares issued and outstanding at
             May 31, 2001                                                              53,853                53,820
   Additional paid-in capital                                                     164,746,035           164,746,068
   Accumulated deficit                                                            (74,254,906)          (66,898,269)
   Accumulated other comprehensive loss                                              (404,280)             (477,854)
                                                                                     --------              --------
     Total stockholders' equity                                                    90,140,702            97,423,765
                                                                                   ----------            ----------
       Total liabilities and
             stockholders' equity                                                 $97,636,710          $105,350,171
                                                                                  ===========          ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      H Power Corp. and Subsidiary
                  Consolidated Statement of Operations
                              (Unaudited)

                                                                                       Three Months Ended
                                                                                       ------------------

                                                                         August 31, 2001                August 31, 2000
                                                                         ---------------                ---------------
Revenues
  Products                                                                      $  228,240                 $    176,780
  Contracts                                                                        142,906                    1,037,398
                                                                         -----------------              ---------------
Total revenues                                                                     371,146                    1,214,178

Operating expenses
  Costs of revenues - products                                                     232,925                      645,633
  Costs of revenues - contracts                                                    145,348                      876,211
  Research and development                                                       5,936,886                    2,690,620
  Selling, general and administrative                                            2,057,976                    1,484,763
  Other expenses                                                                   306,864                            -
                                                                         ------------------              --------------
Total operating expenses                                                         8,679,999                    5,697,227
                                                                         -----------------               --------------

Loss from operations                                                           (8,308,853)                  (4,483,049)

Interest income and other income, net                                              952,216                      478,606
                                                                         -----------------                -------------

Net loss                                                                     $ (7,356,637)                $ (4,004,443)
                                                                         =================                =============


Loss per share attributable to common
    stockholders, basic and diluted                                         $       (0.14)                $      (0.10)
                                                                         =================                =============
Weighted average shares outstanding,
    basic and diluted                                                           53,848,992                   41,701,898
                                                                         =================                =============

Comprehensive loss                                                           $ (7,283,063)                $ (4,012,744)
                                                                         =================                =============









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          H Power Corp. and Subsidiary
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                         ----------------------------------
                                                                              August 31,       August 31,
                                                                                 2001             2000
                                                                         ----------------------------------
Cash flows from operating activities

   Net loss                                                                $ (7,356,637)     $ (4,004,443)
   Adjustments to reconcile net loss to net cash used by
      operating activities:

     Depreciation and amortization                                               223,407           164,013
     Obsolescence and lower of cost or market allowances                         113,479                 -
     Provision for impaired equipment                                                  -            75,000
     Loss on disposal of equipment                                                 4,819                 -

   Changes in assets and liabilities:

     Accounts receivable                                                         110,660           148,235
     Unbilled receivables                                                        137,869            93,646
     Inventories                                                                 329,733          (62,943)
     Prepaid expenses and other assets                                         (112,049)            35,214
     Tax credit receivable                                                         1,953             (316)
     Accounts payable                                                          (807,017)         (301,486)
     Accrued expenses                                                            137,362           637,300
     Deferred revenue                                                            239,645          (178,551)
                                                                         ---------------     -------------
             Total adjustments                                                   379,861           610,112
                                                                         ---------------     -------------
             Net cash used by operating activities                           (6,976,776)        (3,394,331)
                                                                         --------------      -------------


Cash flows from investing activities

   Net sales of short-term investments                                         7,592,837                 -
   Capital expenditures                                                       (3,610,538)         (455,927)
                                                                         ---------------     -------------
              Net cash provided (used) by investing activities                 3,982,299          (455,927)
                                                                         ---------------     -------------


Cash flow from financing activities

   Proceeds from issuance of common stock                                              -       103,278,805

   Repayment of long-term debt                                                      (391)             (187)
                                                                         ---------------      ------------

              Net cash (used) provided by financing activities                      (391)      103,278,618
                                                                         ---------------      ------------

              Net (decrease) increase in cash and cash equivalents            (2,994,868)       99,428,360


Effect of exchange rate changes on cash and cash equivalents                       3,472             8,301
                                                                         ---------------      ------------

Cash and cash equivalents at beginning of period                              49,440,059        11,257,355
                                                                         ---------------      ------------
Cash and cash equivalents at end of period                                   $46,448,663      $110,694,016
                                                                         ===============      ============




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



2.       BASIS OF PRESENTATION
         The consolidated balance sheet as of August 31, 2001 and as of May 31, 2001, the consolidated statement of operations for the three month periods ended August 31, 2001 and 2000 and the consolidated statement of cash flows for the three month periods ended August 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the fiscal year ended May 31, 2001.

         Short-Term Investments: Short-term investments are considered to be available for sale and consist of investments in corporate and government agency debt securities with maturities greater than three months. The investments are carried at fair market value with the difference between cost and fair market value of these investments reflected in accumulated other comprehensive loss as a separate component of stockholders' equity.

         Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its Canadian subsidiary, H Power Enterprises of Canada, Inc. ("HPEC "). All significant intercompany accounts and transactions are eliminated.

         Stock Split: The Company declared a 5:1 stock split effective July 24, 2000 for stockholders of record at the close of business on July 21, 2000. This stock split increased the number of common shares outstanding by 30,472,156 shares. All references in the consolidated financial statements referring to share prices, conversion rates, per share amounts, stock option plans and common stock issued and/or outstanding have been adjusted retroactively for the 5-for-1 stock split.

         Recent Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" (SFAS 141) and SFAS 142, "Goodwill and other Intangible Assets" (SFAS 142). SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires these business combinations be accounted for using the purchase method of accounting. SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under SFAS 142, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but will be tested for impairment within six months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. The adoption of these standards on June 1, 2001 did not have a material impact on the Company's financial condition or results of operations.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of this statement on June 1, 2001, did not impact our financial position or results of operations because we do not currently purchase derivative instruments or enter into hedging activities, and no derivatives embedded in contracts have been identified.

          H Power Japan: During August 2001, the Company and Mitsui & Co., Ltd. formed H Power Japan which is a Japanese corporation headquartered in Tokyo. The Company contributed $84,282 for a 50% ownership interest in the newly created corporation. H Power Japan's initial activity is to conduct a feasibility study relating to the sale and distribution of the

Company's fuel cell products in Japan and potentially in other countries.
The Company's investment in H Power Japan will be accounted for using the equity method of accounting. The investment is included in prepaid expenses and other current assets on the consolidated balance sheet as its initial activities will primarily involve marketing expenditures in the upcoming year.

         Reclassifications: In August 1999, the Company entered into an agreement with ECO Fuel Cells, LLC, a subsidiary of Energy Co-Opportunity, Inc., to develop and provide stationary power fuel cells. Revenues of $476,000 and cost of revenues of $420,000 related to this agreement reported as product revenues and cost of revenues-products in the three month period ended August 31, 2000, have been reclassified to contract revenues and cost of revenues-contracts in the accompanying consolidated financial statements. This reclassification had no effect on the Company's current or previously reported loss from operations or loss per share.


3.       INVENTORIES, NET

         Inventories, net consist of the following:

                                                                                August 31,          May 31,
                                                                                   2001              2001
                                                                                   ----              ----
           Raw materials                                                        $3,643,858        $3,121,568
           Work in process                                                         258,776         1,089,526
           Finished goods                                                        1,009,402         1,030,675
           Obsolescence and lower of cost or market allowances                 (1,054,336)         (940,857)
                                                                               -----------         ---------
           Total inventories, net                                               $3,857,700        $4,300,912
                                                                                ==========        ==========

     4.  LOSS PER SHARE


         Loss per share for the Company is as follows:

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                August 31,     August 31,
                                                                                   2001           2000
                                                                             --------------------------------
           Net loss                                                              $(7,356,637)   $(4,004,443)
           Accrued dividends on Series A convertible preferred stock                        -       (40,274)
           Net loss attributable to common stockholders                          $(7,356,637)   $(4,044,717)
                                                                                 ============   ============
           Weighted average number of common shares                               53,848,992      41,701,898
                                                                                  ===========     ==========
           Basic and diluted loss per share                                       $    (0.14)   $     (0.10)
                                                                                  ===========   ============

         No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive.



     5.  COMPREHENSIVE INCOME


         Reconciliation of net loss to comprehensive loss is as follows:

                                                                             Three Months Ended
                                                                             ------------------
                                                                      August 31, 2001  August 31, 2000
                                                                     ----------------------------------
Net loss                                                                 $(7,356,637)      $(4,004,443)
Foreign currency translation adjustment                                        3,472            (8,301)
Unrealized gain on short-term investments                                     70,102                 -
                                                                         -----------       ------------

Comprehensive loss                                                       $(7,283,063)      $(4,012,744)
                                                                         ============      ============

     6.  INCOME TAXES


         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." No benefits for federal or state income taxes have been reported in these consolidated statements of operations as they have been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.


         Section 382 of the Internal Revenue Code limits the ability of a corporation that undergoes an "ownership change" to use its net operating losses to reduce its tax liability. Our initial public offering of common stock (the "IPO") did not trigger such an ownership change, but later transactions may do so. In that event, we would not be able to use net operating losses incurred before our ownership change in excess of the limitation imposed by Section 382. This limitation generally would be calculated by multiplying the value of our stock immediately before the ownership change by the long-term tax-exempt rate as provided in Section 382(f) of the Internal Revenue Code.

     7.  CAPITAL STRUCTURE

         On July 7, 2000, the Board of Directors of the Company approved an increase in the number of authorized preferred and common shares to 10,000,000 and 150,000,000, respectively.


         On August 8, 2000, the Securities and Exchange Commission declared effective the Company's IPO registration statement. Pursuant to this registration statement, on August 14, 2000 the Company issued and sold 7,000,000 shares of common stock, for a gross aggregate offering price of $112 million. The Company incurred underwriting commissions of approximately $7.8 million and additional expenses aggregating approximately $2.6 million in connection with the IPO.


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


         In June 2001, a consultant exercised 40,000 stock options through a cashless exercise. Stock option compensation expense of $412,000 relating to these options was previously recorded in selling, general and administrative expenses in the fiscal year ended May 31, 2000.

     8.    SUBSEQUENT EVENT

         In October 2001, the Company reduced its New Jersey prototype assembly workforce by 20 people, or 10% of the Company's total workforce, and incurred severance costs of $70,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and H Power's audited financial statements and notes thereto included in its Annual Report on Form 10-K filed for the fiscal year ended May 31, 2001. When used in the following discussion, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. These risks include, but are not limited to, those set forth herein and those identified under "Risk Factors" in our Annual Report on Form 10-K filed for the fiscal year ended May 31, 2001. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.


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

         We were incorporated in June 1989 under the laws of the State of Delaware. A substantial portion of our business activity, from our inception, was the development of products subject to various government contracts. The most significant of these contracts were for the development of fuel cell powered vehicles, stationary power systems, communications backup power systems and diesel reformers. Although these contracts have historically accounted for a substantial portion of our revenues, they have diminished in importance as a result of our focus on commercialization of our fuel cell systems.

         In 1997, we began to use our technologies to develop higher power, stationary PEM fuel cell products for use as primary and supplemental on-site electric power systems for residential use. In August 1999, we entered into a ten-year agreement with ECO Fuel Cells, LLC, a subsidiary of Energy Co-Opportunity, Inc. ("ECO"), to market, sell, install and service our stationary power fuel cell systems. ECO is an association of approximately 300 U.S. rural electric cooperatives. ECO agreed to purchase 12,300 of our stationary fuel cell systems over several years for an aggregate purchase price of approximately $81 million. We are currently in discussions with ECO regarding possible revisions to this agreement including product volume and pricing.

         During August 2001, we and Mitsui & Co., Ltd. formed H Power Japan which is a Japanese corporation headquartered in Tokyo. We contributed $84,282 for a 50% ownership interest in the newly created corporation which will be accounted for using the equity method of accounting. H Power Japan's initial activity is to conduct a feasibility study relating to the sale and distribution of our fuel cell products in Japan and potentially in other countries.

         We have a limited history of generating revenues and many of our products have only been recently introduced or are in a formative stage of development. Through August 31, 2001, we have incurred accumulated losses of approximately $74 million since our inception in 1989 and we anticipate incurring significant losses in the future. Most of our operating expenses will be increasing and fixed in the near term. Therefore, if we are unable to generate significant revenues, our net losses in any given quarter could be greater than expected. In addition, to the extent we fail to timely deliver beta units or such units do not perform to expectations, our commercialization schedule could be further delayed. We intend to significantly increase our capital expenditures and operating expenses to rapidly expand our manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing, administration and data processing systems. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market. We believe that a substantial portion of our revenues over the next two to three years will be derived from sales of our residential cogeneration units to ECO. The costs of our products are currently higher than we originally anticipated. We have continuous meetings with ECO to discuss the progress of our product modifications and ongoing cost reduction programs and related shipment schedules. We and ECO have mutually agreed to extend the beta test program. We anticipate that commercial shipments to ECO and other customers are likely to commence in late calendar 2002 after the substantial completion of the extended beta test program. As a result, substantial revenues from large scale commercial shipments are not expected to begin until the end of fiscal 2003, if then.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000

         REVENUES. Revenues were $371,000 for the three months ended August 31, 2001 compared to $1,214,000 for the three months ended August 31, 2000, a decrease of $843,000 or 69%. Our revenues for the three months ended August 31, 2001 were derived approximately 61% from product revenues and 39% from contract revenues. Product revenues for the three months ended August 31, 2001 were $228,000, an increase of $51,000 from $177,000 for the three months ended August 31, 2000. Contract revenues for the three months ended August 31, 2001 were $143,000, a decrease of $894,000 from $1,037,000 for the three months ended August 31, 2000. The decrease in contract revenues and the increase in product revenues for the three-month comparative periods is primarily due to our emphasis on commercialization of our fuel cell products and the timing of shipments under the ECO beta test program. Product revenues for the three months ended August 31, 2001 were primarily derived from sales of high power stationary and low power portable systems. Contract revenues for the three months ended August 31, 2001 were primarily derived from licensing fees and contracts with the Naval Surface Warfare Center to develop and provide a 3 to 5 kilowatt fuel cell system integrated with a fuel reformer for military field communications and with the National Institute of Standards & Technology to build and demonstrate a 5 kilowatt fuel cell system for primary and backup power for telecommunication systems.

         COST OF REVENUES. Cost of revenues were $378,000 for the three months ended August 31, 2001 compared to $1,522,000 for the three months ended August 31, 2000, a decrease of $1,144,000 or 75%. The decrease in the cost of revenues is due to the decrease in product and contract sales. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future as we increase our capacity. We are aggressively pursuing cost reductions of our fuel cell subsystem and component costs as the cost of our initial beta units must be significantly reduced to be attractive to the markets we intend to serve. Although we are making significant progress on cost reductions of certain components, such as our bipolar plates, the initial costs for other components are higher than we had originally estimated.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $5,937,000 for the three months ended August 31, 2001 compared to $2,691,000 for the three months ended August 31, 2000, an increase of $3,246,000. Our research and development efforts include the continuing development of our stationary power fuel cell systems and the development of our portable and mobile products. During the three months ended August 31, 2001, additional stationary power fuel cell prototype systems were built and tested in an effort to accelerate the development of these systems. The cost of building these systems combined with our continuing research and development efforts resulted in $1,039,000 of additional compensation, benefits and other personnel costs along with $2,207,000 in additional materials, fees paid to outside suppliers for subcontracted components and services, facilities costs and other expenses.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $2,058,000 for the three months ended August 31, 2001 compared to $1,485,000 for the three months ended August 31, 2000, an increase of $573,000. The increase is primarily the result of increases in personnel, related compensation, benefits and other personnel costs necessary to support the growing operations of our business

         OTHER EXPENSES: During the three months ended August 31, 2001, other expenses of $307,000 were incurred as we prepared for production in our North Carolina manufacturing facility. These pre-production expenses include personnel, recruiting and training costs of $121,000 and costs for rent, utilities, insurance and other facility related costs totaling $186,000. We anticipate incurring similar expenses during the second quarter of this fiscal year as we prepare for full scale manufacturing of our commercial products.


         INTEREST AND OTHER INCOME, NET. Interest and other income, net was $952,000 for the three months ended August 31, 2001 compared to $478,000 for the three months ended August 31, 2000, an increase of $474,000. The increase was primarily a result of interest income earned from the investment of the net proceeds of our IPO, which was concluded in August 2000.

LIQUIDITY AND CAPITAL RESOURCES


         Our capital requirements depend on numerous factors, including, but not limited to, completion of our product development activities, expansion of manufacturing operations that allow us to produce our products in a cost effective manner, and market acceptance of our systems. We continue to allocate substantial capital resources to the expansion of our manufacturing capacity to meet anticipated commercial production requirements, to fund our working capital requirements and to continue development work on our PEM fuel cell systems. In addition, we will be expanding our sales and marketing efforts. We believe we will need to raise additional funds to execute our business plan and achieve commercialization. There can be no assurance that any additional financing will be available on commercially attractive terms, in a timely fashion, in sufficient amounts, or at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced.

         At August 31, 2001 and May 31, 2001, we had net working capital of approximately $84,249,000 and $94,974,000, respectively. Net working capital included cash, cash equivalents, restricted cash and short-term investments totaling $83,358,000 and $93,872,000 in the respective periods. The decrease in net working capital of $10,725,000 is primarily a result of cash used to fund operations and to purchase plant and equipment.

         Net cash used by operating activities for the three months ended August 31, 2001 was $6,977,000 compared to $3,394,000 for the three months ended August 31, 2000. For the three months ended August 31, 2001 and 2000, cash was used primarily to fund the net loss of $7,357,000 and $4,004,000 respectively. The non-cash portion of the operating losses related primarily to depreciation and amortization which was $223,000 for the three months ended August 31, 2001 compared with $164,000 for the three months ended August 31, 2000. For the three months ended August 31, 2001, net cash provided by investing activities included net sales of short-term investments of $7,593,000. Net cash used by investing activities for the three months ended August 31, 2001 and 2000 was for capital expenditures of $3,611,000 and $456,000, respectively. We believe that we will have to spend approximately $7 to $9 million for capital expenditures during the fiscal year ended May 31, 2002 to support our continuing product development and commercialization activities.

         In January 2001, we signed a ten-year lease for approximately 90,000 square feet of manufacturing and office space in Monroe, North Carolina. This lease has two five-year renewal options exercisable at the end of the 10th year. We occupied the facility in July 2001. The annual base rental rate for this facility is approximately $425,000, subject to escalations beginning in the second year of the lease term. In addition to the base rent, we are responsible for the cost of maintenance, taxes and insurance.

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

         We believe that cash from operations, along with the net proceeds of the sale of our common stock from our IPO will be adequate to fund our operations for approximately 18 months from May 31, 2001. We anticipate the need to raise additional funds prior to the end of the second quarter of fiscal 2003. We expect to spend in excess of $21,000,000 on plant and equipment from the date of our IPO, which was in August 2000, through November 2003. We anticipate that we will incur substantial losses over at least the next few years due to expenditures for numerous activities, including but not limited to, continuation of our product development activities, expenses associated with our efforts to commercialize our fuel cell systems, increasing our sales and marketing activities, expanding our manufacturing capacity, acquiring and installing new management information systems, and increases in general and administrative costs consistent with the activities mentioned above.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our financial market risk includes risks associated with international operations and related foreign currencies, as we have a significant operation in Canada. Expenses in this operation are incurred in Canadian dollars and therefore are subject to foreign currency exchange risk. Through August 31, 2001, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. In addition, our international business is subject to the risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other legal regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these and other factors.

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

                                    PART II.
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed as part of this report:


                  10.61 Shareholder Agreement dated August 6, 2001 between Mitsui & Co., Ltd., Mitsui & Co. (USA), Inc. and
                  H Power Corp.


         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: October 11, 2001           H POWER CORP.

                                 By:          /s/ William L. Zang
                                     ---------------------------------------
                                               William L. Zang
                                            CHIEF FINANCIAL OFFICER
                                     (on behalf of the Registrant and as
                                     principal financial officer)

                                  EXHIBIT INDEX



10.61 Shareholder Agreement dated August 6, 2001 between Mitsui & Co., Ltd., Mitsui & Co. (USA), Inc. and H Power Corp.