Form 10-Q
period 2001-09-30
H POWER CORP
filed 2002-01-11
CIK 1094959

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

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

                      Yes [X ]                  No [   ]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      Yes [  ]                  No [   ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,852,828 shares of Common Stock, $.001 par value per share, as of January 3, 2002.
===============================================================================

                          H POWER CORP. AND SUBSIDIARY
                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                                   Page
                                                                                                                  Number
Item 1.  Financial Statements

         Consolidated Balance Sheet as of November 30, 2001 and May 31, 2001  .  .  .  .  .  .  .  .  .  .  .  .       3

         Consolidated Statement of Operations for the Three and Six Months Ended
         November 30, 2001 and November 30, 2000  .  .   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       4

         Consolidated Statement of Cash Flows for the Six Months Ended
         November 30, 2001 and November 30, 2000 .  .  .  .  .  .  .  .  .  .  .  .  .  . .  .  .  .   .  .  . .       5

         Notes to Consolidated Financial Statements    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . .       6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       10

         Results of Operations.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       11

         Liquidity and Capital Resources .  .  .  .  .  .  .  .  .  .  .  .  .  .   .  .  .  .  .  .  .  .  .  .       13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       15


                                               PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . .       16

Item 4.  Submission of Matters to a Vote of Security Holders .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . .       16

Item 6.  Exhibits and Reports on Form 8-K   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . . .       17


                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements

                          H Power Corp. and Subsidiary
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                                   November 30, 2001    May 31,  2001
                                                                                  --------------------- -----------------
                               ASSETS
Current assets
   Cash and cash equivalents                                                         $49,179,445        $ 49,440,059
   Restricted cash                                                                       500,000             500,000
   Short-term investments                                                             26,178,120          43,931,759
    Accounts receivable, net of allowance for doubtful accounts                          772,420             755,257
   Unbilled receivables                                                                    3,350             214,825
   Inventories, net                                                                    2,957,473           4,300,912
   Tax credit receivable                                                                 317,904             325,013
   Prepaid expenses and other current assets                                             986,882           1,367,275
                                                                                     -----------        ------------
     Total current assets                                                             80,895,594         100,835,100
Plant and equipment, net                                                               8,489,828           3,627,135
Patents, net of accumulated amortization                                                 357,027             347,532
Restricted cash                                                                           50,000              50,000
Other assets                                                                             397,163             490,404
                                                                                     -----------        ------------
     Total assets                                                                    $90,189,612        $105,350,171
                                                                                     ===========        ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt                                                 $137,334        $    121,875
   Accounts payable                                                                    1,239,399           2,871,904
   Accrued expenses                                                                    2,627,350           2,240,876
   Deferred revenue                                                                      541,852             626,743
                                                                                     -----------        ------------
     Total current liabilities                                                         4,545,935           5,861,398
Deferred revenue                                                                       1,888,896           2,000,005
Long-term debt                                                                           129,090              65,003
                                                                                     -----------        ------------
     Total liabilities                                                                 6,563,921           7,926,406
                                                                                     -----------        ------------

Commitments and contingencies

Stockholders' equity
   Preferred stock--$.001 par value; 10,000,0000 authorized at November 30, 2001 and May 31, 2001;  0 shares issued and outstanding at November 30, 2001 and
     May 31, 2001                                                                              -                   -
   Common stock--$.001 par value; 150,000,0000 shares authorized at November 30,
     2001 and May 31, 2001; 53,852,828 shares issued and outstanding at November
     30, 2001 and 53,820,746 shares issued and outstanding at May 31, 2001                53,853              53,820
   Additional paid-in capital                                                        164,746,035         164,746,068
   Accumulated deficit                                                               (80,811,239)        (66,898,269)
   Accumulated other comprehensive loss                                                 (362,958)           (477,854)
                                                                                     -----------        ------------
     Total stockholders' equity                                                       83,625,691          97,423,765
                                                                                     -----------        ------------
       Total liabilities and stockholders' equity                                    $90,189,612        $105,350,171
                                                                                     ===========        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  H Power Corp.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                        Three months ended                           Six months ended
                                              ---------------------------------------     ---------------------------------------
                                              November 30, 2001     November 30, 2000     November 30, 2001     November 30, 2000
                                              ------------------    ------------------    ------------------    -----------------
Revenues
  Contracts                                        $     76,778          $    358,422          $    219,684         $ 1,395,820
  Products                                              717,749               417,525               945,989             594,305
                                              ------------------    ------------------    ------------------    -----------------
Total Revenues                                          794,527               775,947             1,165,673           1,990,125

Operating Expenses
  Costs of revenues - contracts                          19,000               220,865               164,348           1,097,076
  Costs of revenues - products                          899,374               672,240             1,132,299           1,317,873
  Research and development                            4,694,183             3,101,136            10,631,069           5,791,756
  Selling, general and administrative                 2,049,486             1,673,974             4,107,462           3,158,737
  Other costs                                           370,366                     -               677,230                   -
                                              ------------------    ------------------    ------------------    -----------------
Total Operating Expenses                              8,032,409             5,668,215            16,712,408          11,365,442
                                              ------------------    ------------------    ------------------    -----------------

Loss from Operations                                 (7,237,882)           (4,892,268)          (15,546,735)         (9,375,317)
Interest income and other, net                          681,549             1,360,288             1,633,765           1,838,894
                                              ------------------    ------------------    ------------------    -----------------
Net Loss                                           $ (6,556,333)         $ (3,531,980)         $(13,912,970)        $(7,536,423)
                                              ==================    ==================    ==================    =================

Loss per share attributable to common
    stockholders, basic and diluted                $      (0.12)         $      (0.07)         $      (0.26)        $     (0.16)
                                              ==================    ==================    ==================    =================
Weighted average shares outstanding,
    basic and diluted                                53,852,828            53,232,853            53,850,900          47,435,870
                                              ==================    ==================    ==================    =================

Comprehensive loss                                 $ (6,515,011)         $ (3,565,660)         $(13,798,074)        $(7,544,962)
                                              ==================    ==================    ==================    =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          H Power Corp. and Subsidiary
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                         ----------------------------------
                                                                          November 30,     November 30,
                                                                               2001             2000
                                                                         --------------  ------------------
Cash flows from operating activities
   Net loss                                                               $ (13,912,970)     $ (7,536,423)
   Adjustments to reconcile net loss to net cash used by
      operating activities:
     Depreciation and amortization                                              464,776           392,925
     Obsolescence and lower of cost or market allowances                        236,427            93,000
     Provision for impaired equipment                                                 -           108,220
     Loss on disposal of equipment                                                6,347                 -
   Changes in assets and liabilities:
     Accounts receivable                                                        (17,164)          358,205
     Unbilled receivables                                                       211,475           166,379
     Inventories                                                                702,890        (1,451,164)
     Prepaid expenses and other assets                                          327,391           525,739
     Tax credit receivable                                                        7,109            17,663
     Accounts payable                                                        (1,090,660)          329,163
     Accrued expenses                                                           386,474           383,783
     Deferred revenue                                                          (196,000)         (367,241)
                                                                          -------------      ------------
             Total adjustments                                                 1,039,065          556,672
                                                                          -------------      ------------
             Net cash used by operating activities                          (12,873,905)       (6,979,751)
                                                                          -------------      ------------

Cash flows from investing activities
   Net sales (purchases) of short-term investments                            17,922,736      (62,691,902)
   Capital expenditures                                                      (5,334,795)         (782,477)
                                                                          -------------      ------------
              Net cash provided (used) by investing activities                12,587,941      (63,474,379)
                                                                          -------------      ------------
Cash flow from financing activities
   Proceeds from issuance of common stock                                             -       101,907,094
   Proceeds from long term debt                                                  80,968                 -
   Repayment of long-term debt                                                   (1,422)           (2,955)
                                                                          -------------      ------------
              Net cash provided by financing activities                           79,546      101,904,139
                                                                          -------------      ------------

              Net (decrease) increase in cash and cash equivalents
                                                                               (206,418)       31,450,009

Effect of exchange rate changes on cash and cash equivalents                    (54,196)           44,824
                                                                                -------            ------

Cash and cash equivalents at beginning of period                             49,440,059        11,257,355
                                                                          -------------      ------------
Cash and cash equivalents at end of period                                $  49,179,445      $ 42,752,188
                                                                          =============      ============



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

     2.  BASIS OF PRESENTATION

         The consolidated balance sheet as of November 30, 2001 and as of May 31, 2001, the consolidated statement of operations for the three month and six month periods ended November 30, 2001 and 2000 and the consolidated statement of cash flows for the six month periods ended November 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

         Recent Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" (SFAS 141) and SFAS 142, "Goodwill and other Intangible Assets" (SFAS 142). SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires these business combinations be accounted for using the purchase method of accounting. SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under SFAS 142, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but will be tested for impairment within six months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. The adoption of these standards by the Company on June 1, 2001 has not had a material impact on the Company's financial condition or results of operations.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of this statement by the Company on June 1, 2001, has not impacted the Company's financial position or results of operations because it has not purchased any derivative instruments or entered into any hedging activities, and no derivatives embedded in contracts have been identified.

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

         Reclassifications: In August 1999, the Company entered into an agreement with ECO Fuel Cells, LLC, a subsidiary of Energy Co-Opportunity, Inc. (collectively, "ECO"), to develop and provide stationary power fuel cells. Revenues of $476,000 and $532,000 and cost of revenues of $420,000 and $420,000 related to this agreement previously reported as product revenues and cost of revenues-products in the three month and six month periods ended November 30, 2000, respectively, have been reclassified to contract revenues and cost of revenues-contracts in the accompanying consolidated financial statements. This reclassification had no effect on the Company's current or previously reported loss from operations or loss per share.

     3.  INVENTORIES, NET

         Inventories, net consist of the following:

                                                                      November 30,       May 31,
                                                                         2001              2001
                                                                      ------------     ----------
Raw materials                                                          $3,258,768      $3,121,568
Work in process                                                           347,297       1,089,526
Finished goods                                                            528,692       1,030,675
Obsolescence and lower of cost or market allowances                    (1,177,284)       (940,857)
                                                                      ------------     ----------
Total inventories, net                                                 $2,957,473      $4,300,912
                                                                      ============     ==========

     4.  LOSS PER SHARE

         Loss per share for the Company is as follows:

                                                       Three Months Ended                      Six Months Ended
                                              -------------------------------------   ------------------------------------
                                              November 30, 2001 November 30, 2000     November 30, 2001 November 30, 2000
                                              -------------------------------------   ------------------------------------
Net loss                                           $ (6,556,333)     $ (3,531,980)         $(13,912,970)    $ (7,536,423)
Accrued dividends on Series A Convertible
          Preferred Stock                                     -                 -                     -         (40,274)
                                              -------------------------------------   ------------------------------------
Net loss attributable to common stockholders       $ (6,556,333)     $ (3,531,980)         $(13,912,970)    $ (7,576,697)
                                              =====================================   ====================================
Weighted average number of common shares              53,852,828        53,232,853            53,850,900       47,435,870
                                              =====================================   ====================================
Basic and diluted loss per share                      $   (0.12)        $   (0.07)            $   (0.26)       $   (0.16)
                                              =====================================   ====================================

         No options outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive.

     5.  COMPREHENSIVE INCOME

         Reconciliation of net loss to comprehensive loss is as follows:

                                                       Three Months Ended                      Six Months Ended
                                                ----------------------------------     ----------------------------------
                                                 November 30,      November 30,          November 30,     November 30,
                                                     2001              2000                  2001             2000
                                                ---------------- -----------------     ----------------- ----------------
Net loss                                          $ (6,556,333)     $ (3,531,980)        $ (13,912,970)    $ (7,536,423)
Foreign currency translation adjustment                (57,668)            19,683              (54,196)           44,824
Unrealized gain (loss) on short-term
         investments                                     98,990          (53,363)               169,092         (53,363)
                                                ---------------- -----------------     ----------------- ----------------
Comprehensive loss                                  (6,515,011)     $ (3,565,660)          (13,798,074)    $ (7,544,962)
                                                ================ =================     ================= ================

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

     8.  SUBSEQUENT EVENT

         In December 2001, the Company entered into a memorandum of agreement (the "MOA") with ECO which amends, in certain respects, the Amended and Restated Fuel Cell Product Operating Agreement of March 9, 2000. Under the terms of the MOA, the Company re-purchased ECO's exclusive rights to sell and distribute H Power's stationary products in areas of the U.S. served by rural electric cooperatives. A limited number of exclusive distribution agreements with ECO's licensed members could remain in effect. The MOA also grants ECO the non-exclusive right to distribute H Power's other fuel cell products. As consideration for the above, the Company paid ECO $2,100,000 in December 2001, subject to ECO's receipt of certain approvals as set forth in the MOA, and, upon ECO's receipt of those approvals, the Company will reduce deferred revenue on the balance sheet by this amount.

         The MOA reaffirms ECO's obligation to purchase $81 million of H Power's products, which shall now include portable and mobile products as well as stationary products. The MOA also provides that ECO will buy fuel cell products exclusively from H Power. H Power and ECO intend to formally amend the products and delivery schedule of the Amended and Restated Operating Agreement by the end of H Power's 2002 fiscal year. This revised schedule will include stationary, portable and mobile products and will extend the period of time for the delivery of these products.

         Contingent upon negotiating mutually agreeable terms and conditions, H Power and ECO intend to enter into joint marketing, sales and service agreements which will more closely align their activities in marketing and servicing the full range of H Power products to ECO's licensed members and other customers. The MOA also provides for H Power and ECO to jointly work on the development of a sustainable community that could include the generation, storage, transmission, distribution, and utilization of hydrogen-based fuel cells. In exchange for ECO's services to be provided thereunder, H Power may compensate ECO in an amount up to $5,400,000 through December 31, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and H Power's audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended May 31, 2001. When used in the following discussion, the words "believes," "anticipates," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. These risks include, but are not limited to, those set forth herein and those identified under "Risk Factors" in our Annual Report on Form 10-K filed for the fiscal year ended May 31, 2001. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

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

         In 1997, we began to use our technologies to develop higher power, stationary PEM fuel cell products for use as primary and supplemental on-site electric power systems for residential use. In August 1999, we entered into a ten-year agreement with Energy Co-Opportunity, Inc., and its subsidiary, ECO Fuel Cells, LLC (collectively, "ECO"), to market, sell, install and service our stationary power fuel cell systems. ECO is an association of approximately 300 U.S. rural electric cooperatives. ECO agreed to purchase an aggregate of $81 million of our fuel cell systems. The products and delivery schedule of this agreement is anticipated to be amended by the end of our 2002 fiscal year as a result of the memorandum of agreement recently entered into among the parties, the details of which are discussed elsewhere in this Form 10-Q.

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

         We have a limited history of generating revenues and our products have only been recently introduced or are still under development. Through November 30, 2001, we have incurred accumulated losses of approximately $81 million since our inception in 1989 and we anticipate incurring significant losses in the future. Most of our operating expenses will be fixed or increasing in the near term. Therefore, if we are unable to generate significant revenues, our net losses in any given quarter could be greater than expected. In addition, to the extent we fail to timely deliver beta units or such units do not perform to expectations, our commercialization schedule could be further delayed. We intend to increase our operating expenses to expand our manufacturing capabilities and for general corporate purposes, including product development activities, sales and marketing, administration and data processing systems. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market. We anticipate that a substantial portion of our revenues over the next two to three years will be derived from sales of our stationary, portable and mobile units to ECO. The costs of our products are currently higher than we originally anticipated. We have frequent meetings with ECO to discuss the progress of our product modifications and ongoing cost reduction programs and related shipment schedules. We and ECO have mutually agreed to extend the beta test program for our residential fuel cells and recently entered into a memorandum of agreement that amends portions of our fuel cell product operating agreement. We anticipate that limited commercial shipments of our portable and mobile products are likely to commence in late calendar year 2002. After the substantial completion of our extended beta test program, we anticipate that limited commercial shipments of our stationary products will commence in late calendar year 2002. As a result, revenues from larger scale commercial shipments are not expected to begin until the end of fiscal 2003, if then.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000

         REVENUES. Revenues were $795,000 for the three months ended November 30, 2001 compared to $776,000 for the three months ended November 30, 2000, an increase of $19,000 or 2%. Our revenues for the three months ended November 30, 2001 were derived approximately 90% from product revenues and 10% from contract revenues. Product revenues for the three months ended November 30, 2001 were $718,000, an increase of $300,000 from $418,000 for the three months ended November 30, 2000. Contract revenues for the three months ended November 30, 2001 were $77,000, a decrease of $281,000 from $358,000 for the three months ended November 30, 2000. The decrease in contract revenues and the increase in product revenues for the three month comparative periods is primarily due to our emphasis on commercialization of our fuel cell products and the extension of the beta test program with ECO.

         COST OF REVENUES. Cost of revenues were $918,000 for the three months ended November 30, 2001 compared to $893,000 for the three months ended November 30, 2000, an increase of $25,000 or 3%. The increase in the cost of revenues is consistent with the increase in revenues. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future due to the current cost of our fuel cell subsystems, limited production volumes and our plans to increase production capacity. We are aggressively pursuing cost reductions of our fuel cell subsystems and components as the cost of our initial beta units must be significantly reduced to be attractive to the markets we intend to serve. Although we are making significant progress on cost reductions of certain components, such as our bipolar plates, the initial costs for other components are higher than we had originally estimated.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $4,694,000 for the three months ended November 30, 2001 compared to $3,101,000 for the three months ended November 30, 2000, an increase of $1,593,000. Our research and development efforts include the continuing development of our stationary power fuel cell systems and the development of our portable and mobile products. During the three months ended November 30, 2001, additional stationary power fuel cell prototype systems were built and tested in an effort to accelerate the development of these systems. The cost of building these systems combined with our continuing research and development efforts resulted in $298,000 of additional compensation, benefits and other personnel costs and $1,295,000 in additional material costs resulting from continuing product design and specification changes, fees paid to outside suppliers for subcontracted components and services, facilities costs and other expenses.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $2,049,000 for the three months ended November 30, 2001 compared to $1,674,000 for the three months ended November 30, 2000, an increase of $375,000. The increase is primarily the result of increases in personnel, related compensation, benefits and other personnel costs necessary to support the growing operations of our business.

         OTHER EXPENSES: During the three months ended November 30, 2001, other expenses of $370,000 were incurred as we prepared for production in our North Carolina manufacturing facility. These pre-production expenses include personnel, recruiting and training costs of $237,000 and costs for rent, utilities, insurance and other facility related costs totaling $133,000.

         INTEREST INCOME AND OTHER, NET. Interest income and other, net was $682,000 for the three months ended November 30, 2001 compared to $1,360,000 for the three months ended November 30, 2000, a decrease of $678,000. The decrease was primarily a result of less interest income earned due to lower interest rates and our reduced short term investment balances.

COMPARISON OF THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000

         REVENUES. Revenues were $1,166,000 for the six months ended November 30, 2001 compared to $1,990,000 for the six months ended November 30, 2000, a decrease of $824,000 or 41%. Our revenues for the six months ended November 30, 2001 were derived approximately 81% from product revenues and 19% from contract revenues. Product revenues for the six months ended November 30, 2001 were $946,000, an increase of $352,000 from $594,000 for the six months ended November 30, 2000. Contract revenues for the six months ended November 30, 2001 were $220,000, a decrease of $1,176,000 from $1,396,000 for the six months ended November 30, 2000. The decrease in contract revenues and the increase in product revenues for the six month comparative periods is primarily due to our emphasis on commercialization of our fuel cell products and the extension of the beta test program with ECO.

         COST OF REVENUES. Cost of revenues were $1,297,000 for the six months ended November 30, 2001 compared to $2,415,000 for the six months ended November, 2000, a decrease of $1,118,000 or 46%. The decrease in the cost of revenues is primarily due to the decrease in the costs associated with reduced contract revenues. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future due to the current cost of our fuel cell subsystems, limited production volumes and our plans to increase production capacity. We are aggressively pursuing cost reductions of our fuel cell subsystem and component costs as the cost of our initial beta units must be significantly reduced to be attractive to the markets we intend to serve. Although we are making significant progress on cost reductions of certain components, such as our bipolar plates, the initial costs for other components are higher than we had originally estimated.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $10,631,000 for the six months ended November 30, 2001 compared to $5,792,000 for the six months ended November 30, 2000, an increase of $4,839,000. Our research and development efforts include the continuing development of our stationary power fuel cell systems and the development of our portable and mobile products. During the six months ended November 30, 2001, additional stationary power fuel cell prototype systems were built and tested in an effort to accelerate the development of these systems. The cost of building these systems combined with our continuing research and development efforts resulted in $852,000 of additional compensation, benefits and other personnel costs and $3,987,000 in additional material costs resulting from continuing product design and specification changes, fees paid to outside suppliers for subcontracted components and services, facilities costs and other expenses.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $4,107,000 for the six months ended November 30, 2001 compared to $3,159,000 for the six months ended November 30, 2000, an increase of $948,000. The increase is primarily the result of increases in personnel, related compensation, benefits and other personnel costs necessary to support the growing operations of our business.

         OTHER EXPENSES: During the six months ended November 30, 2001, other expenses of $677,000 were incurred as we prepared for production in our North Carolina manufacturing facility. These pre-production expenses include personnel, recruiting and training costs of $397,000 and costs for rent, utilities, insurance and other facility related costs totaling $280,000.

         INTEREST INCOME AND OTHER, NET. Interest income and other, net was $1,634,000 for the six months ended November 30, 2001 compared to $1,839,000 for the six months ended November 30, 2000, a decrease of $205,000. The decrease was primarily a result of less interest income earned due to lower interest rates and our reduced short term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements depend on numerous factors, including, but not limited to, completion of our product development activities, expansion of manufacturing operations that allow us to produce our products in a cost effective manner, and market acceptance of our systems. We have allocated substantial capital resources to the expansion of our manufacturing capacity to meet anticipated commercial production requirements. We continue to make significant expenditures on the development of our PEM fuel cell systems. In addition, we are expanding our sales and marketing efforts. We believe we will need to raise additional funds to execute our business plan and achieve commercialization. There can be no assurance that any additional financing will be available on commercially attractive terms, in a timely fashion, in sufficient amounts, or at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced.

         At November 30, 2001 and May 31, 2001, we had net working capital of approximately $76,350,000 and $94,974,000, respectively. Net working capital included cash, cash equivalents, restricted cash and short-term investments totaling $75,858,000 and $93,872,000 in the respective periods. The decrease in net working capital of $18,624,000 is primarily a result of cash used to fund operations and to purchase plant and equipment.

         Net cash used by operating activities for the six months ended November 30, 2001 was $12,874,000 compared to $6,980,000 for the six months ended November 30, 2000. For the six months ended November 30, 2001 and 2000, cash was used primarily to fund the net loss of $13,913,000 and $7,536,000 respectively. The non-cash portion of the operating losses related primarily to depreciation and amortization of $465,000 and inventory allowances of $236,000 for the six months ended November 30, 2001 compared with $393,000 and $93,000, respectively, for the six months ended November 30, 2000. For the six months ended November 30, 2001, net cash provided by investing activities included net sales of short-term investments of $17,923,000. Net cash used by investing activities for the six months ended November 30, 2001 was for capital expenditures of $5,335,000 and for the six months ended November 30, 2000, was for net purchases of short-term investments of $62,692,000 and for capital expenditures of $782,000. We believe that we will spend approximately $7 to $8 million for capital expenditures during the fiscal year ended May 31, 2002 to support our continuing product development and commercialization activities.

         In December 2001, H Power entered into a memorandum of agreement with ECO which amends, in certain respects, the Amended and Restated Fuel Cell Product Operating Agreement of March 9, 2000. Under the terms of the memorandum of agreement, we re-purchased ECO's exclusive rights to sell and distribute H Power's stationary products in areas of the U.S. served by rural electric cooperatives. A limited number of exclusive distribution agreements with ECO's licensed members could remain in effect. The memorandum of agreement also grants ECO the non-exclusive right to distribute H Power's other fuel cell products. As consideration for the above, we paid ECO $2,100,000 in December 2001, subject to ECO's receipt of certain approvals as set forth in the memorandum of agreement, and, upon ECO's receipt of those approvals, we will reduce deferred revenue on our balance sheet by this amount.

         The memorandum of agreement reaffirms ECO's obligation to purchase $81 million of H Power's products, which shall now include portable and mobile products as well as stationary products. The memorandum of agreement also provides that ECO will buy fuel cell products exclusively from H Power. H Power and ECO intend to formally amend the products and delivery schedule of the Amended and Restated Operating Agreement by the end of our 2002 fiscal year. This revised schedule will include stationary, portable and mobile products and will extend the period of time for the delivery of these products.

         Contingent upon negotiating mutually agreeable terms and conditions, H Power and ECO intend to enter into joint marketing, sales and service agreements which will more closely align their activities in marketing and servicing the full range of H Power products to ECO's licensed members and other customers. The memorandum of agreement also provides for H Power and ECO to jointly work on the development of a sustainable community that could include the generation, storage, transmission, distribution, and utilization of hydrogen-based fuel cells. In exchange for ECO's services to be provided thereunder, H Power may compensate ECO in an amount up to $5,400,000 through December 31, 2003.

         In January 2001, we signed a ten-year lease for approximately 90,000 square feet of manufacturing and office space in Monroe, North Carolina. This lease has two five-year renewal options exercisable at the end of the 10th year. We occupied the facility in July 2001. The annual base rental rate for this facility is approximately $425,000, subject to annual inflation adjustments. In addition to the base rent, we are responsible for the cost of maintenance, taxes and insurance.

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

         We believe that cash from operations, along with the net proceeds of the sale of our common stock from our IPO will be adequate to fund our operations through May 31, 2003. We anticipate the need to raise additional funds during fiscal 2003. We expect to spend in excess of $16,000,000 on plant and equipment from the date of our IPO, which was in August 2000, through November 2003. We anticipate that we will incur substantial losses over at least the next few years due to expenditures for numerous activities, including but not limited to, continuation of our product development activities, expenses associated with our efforts to commercialize our fuel cell systems, increasing our sales and marketing activities, installing management information systems, and increases in general and administrative costs consistent with the activities mentioned above.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our financial market risk includes risks associated with international operations and related foreign currencies, as we have a significant operation in Canada. Expenses in this operation are incurred in Canadian dollars and therefore are subject to foreign currency exchange risk. Through November 30, 2001, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. In addition, our international business is subject to the risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other legal regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these and other factors.

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

                                    PART II.
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 4, 2001, at our Annual Meeting of Stockholders, our stockholders voted to adopt the Restated Certificate of Incorporation. The Restated Certificate removed provisions relating to the rights, privileges and restrictions of our Series A, Series B and Series C Preferred Stock. As of the closing of our initial public offering, there have been no shares of our Series A, Series B and Series C Preferred Stock outstanding.

         In August 2000, we raised net proceeds of $101.7 million in the initial public offering of 7,000,000 shares of our common stock. From the closing of our initial public offering through November 30, 2001, we have used $29.1 million of these net proceeds to fund our operating activities and $8.2 million to fund capital expenditures for plant and equipment. The balance of the net proceeds from our initial public offering are currently invested in a variety of investment grade securities, including money market funds and government and corporate obligations with maturities of less than one year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 4, 2001, we held our Annual Meeting of Stockholders. The matters voted on at the meeting and the results of these votes are as follows:

         1. Election of the following directors to a term expiring at the next Annual Meeting of Stockholders:

         Name
         ----
         H. Frank Gibbard
         William L. Zang
         Rachel Lorey Allen
         Howard L. Clark, Jr.
         Leonard A. Hadley
         Robert L. Hance
         Ivan Roch
         Gary K. Willis

         The directors were re-elected as more than a majority of the shares of stock present or represented at the meeting had been cast in favor of each of the candidates nominated.

         2. Adoption by the stockholders of the Restated Certificate of Incorporation, which would remove provisions relating to the rights, privileges and restrictions of our Series A, Series B and Series C Preferred Stock.

         For               Against          Abstain           Withheld Authority
         ---               -------          -------           ------------------
         30,066,087        449,053          35,825            14,404,898

         3. Appointment of PricewaterhouseCoopers LLP as our independent public accountants for the 2002 fiscal year.

         For               Against          Abstain           Withheld Authority
         ---               -------          -------           ------------------
         44,892,737        40,233           22,893            0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   The following exhibits are filed as part of this report:

               3.5 Restated Certificate of Incorporation

               10.62 Officer's Employment Agreement, dated as of September 15, 2001 between H Power Corp. and Paul McNeill

         (b)   Reports on Form 8-K
               None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 11, 2002                 H POWER CORP.


                                       By:     /s/ William L. Zang
                                           -------------------------------------
                                                  William L. Zang
                                              CHIEF FINANCIAL OFFICER

                                           (on behalf of the Registrant and as
                                           principal financial officer)

                                  EXHIBIT INDEX

3.5      Restated Certificate of Incorporation

10.62 Officer's Employment Agreement dated as of September 15, 2001 between H Power Corp. and Paul McNeill