Form 10-Q
period 2002-02-28
H POWER CORP
filed 2002-04-03
CIK 1094959

4/1/02  6:13 PMConfidential Draft


================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

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

                           Yes [ ]                  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,852,828 shares of Common Stock, $.001 par value per share, as of April 1, 2002.

================================================================================

                          H POWER CORP. AND SUBSIDIARY
                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                        Page
                                                                                                       Number
Item 1.  Financial Statements

         Consolidated Balance Sheet as of February 28, 2002 and May 31, 2001 .............................3

         Consolidated Statement of Operations for the Three and Nine Months Ended
         February 28, 2002 and February 28, 2001 .........................................................4

         Consolidated Statement of Cash Flows for the Nine Months Ended
         February 28, 2002 and February 28, 2001 .........................................................5

         Notes to Consolidated Financial Statements ......................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview .......................................................................................10

         Results of Operations ..........................................................................12

         Liquidity and Capital Resources ................................................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....................................16


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds ......................................................17

Item 6.  Exhibits and Reports on Form 8-K ...............................................................17

                                     PART I
                              FINANCIAL INFORMATION

Item  1.          Financial Statements


                          H Power Corp. and Subsidiary
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                          February 28, 2002    May 31, 2001
                                                                                          ---------------------------------
                               ASSETS
Current assets
   Cash and cash equivalents                                                                  $50,406,601      $49,440,059
   Restricted cash                                                                                      -          500,000
   Short-term investments                                                                      17,216,310       43,931,759
   Accounts receivable, net of allowance for doubtful accounts                                    903,589          755,257
   Unbilled receivables                                                                                 -          214,825
   Inventories, net                                                                             2,617,992        4,300,912
   Tax credit receivable                                                                          312,110          325,013
   Prepaid expenses and other current assets                                                    2,910,388        1,367,275
                                                                                              -----------     ------------
     Total current assets                                                                      74,366,990      100,835,100
Plant and equipment, net                                                                        8,796,641        3,627,135
Patents, net of accumulated amortization                                                          354,530          347,532
Restricted cash                                                                                    50,000           50,000
Other assets                                                                                      384,066          490,404
                                                                                              -----------     ------------

     Total assets                                                                             $83,952,227     $105,350,171
                                                                                              ===========     ============



              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt                                                          $136,173         $121,875
   Accounts payable                                                                             1,431,291        2,871,904
   Accrued expenses                                                                             2,566,312        2,240,876
   Deferred revenue                                                                               554,200          626,743
                                                                                              -----------       ----------
     Total current liabilities                                                                  4,687,976        5,861,398
Deferred revenue                                                                                2,100,000        2,000,005
Long-term debt                                                                                    125,652           65,003
                                                                                              -----------       ----------
     Total liabilities                                                                          6,913,628        7,926,406
                                                                                              -----------       ----------

Commitments and contingencies

Stockholders' equity
   Preferred stock--$.001 par value; 10,000,0000 authorized at February 28, 2002 and May 31,
     2001;  0 shares issued and outstanding at February 28, 2002 and May 31, 2001                       -               -
   Common stock--$.001 par value; 150,000,0000 shares authorized at February 28,
     2002 and May 31, 2001; 53,852,828 shares issued and outstanding at February
     28, 2002 and 53,820,746 shares issued and outstanding at May 31, 2001                         53,853          53,820
   Additional paid-in capital                                                                 164,746,035     164,746,068
   Accumulated deficit                                                                        (87,350,869)    (66,898,269)
   Accumulated other comprehensive loss                                                          (410,420)       (477,854)
                                                                                              -----------    ------------
     Total stockholders' equity                                                                77,038,599      97,423,765
                                                                                              -----------    ------------

       Total liabilities and stockholders' equity                                             $83,952,227    $105,350,171
                                                                                              ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  H Power Corp.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                        Three months ended                          Nine months ended
                                                        -------------------                         -----------------

                                              February 28, 2002     February 28, 2001     February 28, 2002     February 28, 2001
                                              ------------------    ------------------    ------------------    ------------------
Revenues
  Contracts                                            $  8,285            $  333,147            $  227,969           $ 1,728,967
  Products                                              338,111               498,001             1,284,100             1,092,306
                                              ------------------    ------------------    ------------------    ------------------
Total Revenues                                          346,396               831,148             1,512,069             2,821,273

Operating Expenses
  Costs of revenues - contracts                             343               279,460               164,691             1,376,536
  Costs of revenues - products                        1,059,804               637,534             2,192,103             1,955,407
  Research and development                            4,279,576             3,012,941            14,910,645             8,804,697
  Selling, general and administrative                 2,025,870             2,017,347             6,133,332             5,176,084
  Other costs                                                 -                     -               677,230                     -
                                              ------------------    ------------------    ------------------    ------------------
Total Operating Expenses                              7,365,593             5,947,282            24,078,001            17,312,724
                                              ------------------    ------------------    ------------------    ------------------

Loss from Operations                                 (7,019,197)           (5,116,134)          (22,565,932)          (14,491,451)

Interest income and other, net                          479,567             1,895,082             2,113,332             3,733,976
                                              ------------------    ------------------    ------------------    ------------------

Net Loss                                            $(6,539,630)          $(3,221,052)         $(20,452,600)         $(10,757,475)
                                              ==================    ==================    ==================    ==================
Loss per share attributable to common
    stockholders, basic and diluted                   $   (0.12)            $   (0.06)            $   (0.38)            $   (0.22)
                                              ==================    ==================    ==================    ==================
Weighted average shares outstanding,
    basic and diluted                                53,852,828            53,401,934            53,851,535            49,402,704
                                              ==================    ==================    ==================    ==================

Comprehensive loss                                  $(6,587,092)          $(3,241,082)         $(20,835,166)         $(10,786,044)
                                              ==================    ==================    ==================    ==================

The accompanying notes are an integral part of these consolidated financial statements.

                          H Power Corp. and Subsidiary
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                 Nine Months Ended
                                                                         ----------------------------------
                                                                          February 28,     February 28,
                                                                               2002             2001
                                                                         ----------------------------------
Cash flows from operating activities
   Net loss                                                                 $(20,452,600)     $(10,757,475)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                                               852,984           643,092
     Obsolescence and lower of cost or market allowances                         885,598            93,000
     Provision for impaired equipment                                                  -           127,573
     Loss on disposal of equipment                                                 9,549                 -
   Changes in assets and liabilities:
     Accounts receivable                                                        (148,332)          250,899
     Unbilled receivables                                                        214,825           151,321
     Inventories                                                                 797,322        (3,084,951)
     Prepaid expenses and other assets                                        (1,458,787)         (140,494)
     Tax credit receivable                                                        12,903           930,117
     Accounts payable                                                         (1,440,613)          187,894
     Accrued expenses                                                            325,436           651,992
     Deferred revenue                                                             27,452          (281,495)
                                                                            ------------      ------------
             Total adjustments                                                    78,337          (471,052)
                                                                            ------------      ------------
             Net cash used by operating activities                           (20,374,263)      (11,228,527)
                                                                            ------------      ------------

Cash flows from investing activities
   Net sales (purchases) of short-term investments                            26,891,342       (48,113,887)
   Capital expenditures                                                       (6,017,026)       (1,220,603)
                                                                            ------------      ------------
              Net cash provided (used) by investing activities                20,874,316       (49,334,490)
                                                                            ------------      ------------

Cash flow from financing activities
   Proceeds from issuance of common stock                                              -       101,909,792
   Proceeds from long term debt                                                   77,528                 -
   Repayment of long-term debt                                                    (2,581)           (2,822)
   Return of cash pledged as collateral                                          500,000
                                                                            ------------      ------------
              Net cash provided by financing activities                          574,947       101,906,970
                                                                            ------------      ------------

              Net increase in cash and cash equivalents                        1,075,000        41,343,953

Effect of exchange rate changes on cash and cash equivalents                    (108,458)          (28,569)
                                                                            ------------      ------------


Cash and cash equivalents at beginning of period                              49,440,059        11,257,355
                                                                            ------------      ------------
Cash and cash equivalents at end of period                                   $50,406,601       $52,572,739
                                                                            ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                          H POWER CORP. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS
         H Power Corp. (the "Company") was organized on June 6, 1989 under the laws of the State of Delaware. The Company designs, develops, markets and manufactures proton-exchange membrane fuel cells and fuel cell systems designed to provide electricity for a wide range of stationary and portable applications.

2.       BASIS OF PRESENTATION
         The consolidated balance sheet as of February 28, 2002, the consolidated statement of operations for the three month and nine month periods ended February 28, 2002 and 2001 and the consolidated statement of cash flows for the nine month periods ended February 28, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

         Short-Term Investments: Short-term investments are considered to be available for sale and consist primarily of investments in corporate and government agency debt securities with maturities greater than three months. The investments are carried at fair market value with the difference between cost and fair market value of these investments reflected in accumulated other comprehensive loss as a separate component of stockholders' equity.

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

         Recent Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" (SFAS 141) and SFAS 142, "Goodwill and other Intangible Assets" (SFAS 142). SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires these business combinations be accounted for using the purchase method of accounting. SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under SFAS 142, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but will be tested for impairment within nine months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. The adoption of these standards by the Company on June 1, 2001 has not had a material impact on the Company's financial condition or results of operations.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of this statement by the Company on June 1, 2001 has not impacted the Company's financial position or results of operations because it has not purchased any derivative instruments or entered into any hedging activities, and no derivatives embedded in contracts have been identified.

         H Power Japan: During August 2001, the Company and Mitsui & Co., Ltd. formed H Power Japan which is a Japanese corporation headquartered in Tokyo. The Company contributed $84,282 for a 50% ownership interest in the newly created corporation. H Power Japan's initial activity is to conduct a feasibility study relating to the sale and distribution of the

Company's fuel cell products in Japan and potentially in other countries. The Company's investment in H Power Japan is accounted for using the equity method of accounting. The investment is included in prepaid expenses and other current assets on the consolidated balance sheet as its initial activities primarily involve marketing expenditures in the upcoming year.

         Reclassifications: In August 1999, the Company entered into an agreement with ECO Fuel Cells, LLC, a subsidiary of Energy Co-Opportunity, Inc. (collectively, "ECO"), to develop and provide stationary power fuel cells. Revenues of $56,000 and $587,000 related to this agreement previously reported as product revenues in the three month and nine month periods ended February 28, 2001, respectively, and $420,000 of cost of revenues-products in the nine month period ended February 28, 2001 have been reclassified to contract revenues and cost of revenues-contracts in the accompanying consolidated financial statements. This reclassification had no effect on the Company's current or previously reported loss from operations or loss per share.

3.       INVENTORIES, NET

         Inventories, net consist of the following:

                                                              February 28,        May 31,
                                                                  2002              2001
                                                                  ----              ----
Raw materials                                                   $2,609,023       $3,121,568
Work in process                                                    516,332        1,089,526
Finished goods                                                   1,319,092        1,030,675
Obsolescence and lower of cost or market allowances             (1,826,455)        (940,857)
                                                               -----------       ----------
Total inventories, net                                          $2,617,992       $4,300,912
                                                                ==========       ==========

         Inventory allowances for the nine months ended February 28, 2002 total $885,598. Obsolescence of finished goods in the amount of $188,254 has been charged to cost of revenues - products. Obsolete inventories due to product design and specification changes, allowances for lower of cost or market and inventories designated for prototype systems totaling $697,344 have been charged to research and development expenses.

4.       LOSS PER SHARE

         Loss per share for the Company is as follows:

                                                           Three Months Ended                  Nine Months Ended
                                                    ---------------------------------   --------------------------------
                                                     February 28,      February 28,      February 28,      February 28,
                                                         2002              2001              2002              2001
                                                    ---------------------------------   --------------------------------
Net loss                                             $ (6,539,630)     $ (3,221,052)     $(20,452,600)   $ (10,757,475)
Accrued dividends on Series A
Convertible Preferred Stock                                     -                 -                 -          (40,274)
                                                    ---------------------------------   --------------------------------
Net loss attributable to common stockholders         $ (6,539,630)     $ (3,221,052)     $(20,452,600)   $ (10,797,749)
                                                    =================================   ================================
Weighted average number of common shares               53,852,828        53,401,934        53,851,535       49,402,704
                                                    =================================   ================================
Basic and diluted loss per share                        $   (0.12)        $   (0.06)        $   (0.38)       $   (0.22)
                                                    =================================   ================================

         No options outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive due to the Company's net loss for all periods presented.

5.       COMPREHENSIVE INCOME

         Reconciliation of net loss to comprehensive loss is as follows:

                                                       Three Months Ended                      Nine Months Ended
                                                ----------------------------------     ----------------------------------
                                                 February 28,      February 28,          February 28,     February 28,
                                                     2002              2001                  2002             2001
                                                ---------------- -----------------     ----------------- ----------------
Net loss                                          $ (6,539,630)     $ (3,221,052)        $ (20,452,600)   $ (10,757,475)
Foreign currency translation adjustment                (54,262)         (158,241)             (108,458)        (113,417)
Unrealized gain on short-term investments                6,800           138,211               175,892           84,848
                                                ---------------- -----------------     ----------------- ----------------
Comprehensive loss                                  (6,587,092)     $ (3,241,082)          (20,385,166)   $ (10,786,044)
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

8.       ECO RELATIONSHIP AND AGREEMENTS

         ECO is a stockholder of the Company and has a representative on the Company's Board of Directors.

         In December 2001, the Company entered into a memorandum of agreement (the "MOA") with ECO which amends, in certain respects, the Amended and Restated Fuel Cell Product Operating Agreement of March 9, 2000 (the "Operating Agreement"). Under the terms of the MOA, the Company re-purchased ECO's exclusive rights to sell and distribute the Company's stationary products in areas of the U.S. served by rural electric cooperatives. A limited number of exclusive distribution agreements with ECO's licensed members could remain in effect. The MOA also grants ECO the non-exclusive right to distribute the Company's other fuel cell products. As consideration for the above, the Company paid ECO $2,100,000 in December 2001, subject to ECO's receipt of a certain approval as set forth in the MOA. The advance of $2,100,000 has been included in prepaid expenses and other current assets on the balance sheet and upon ECO's receipt of this approval, the Company would reduce prepaid expenses and other current assets and deferred revenue on the balance sheet by this amount.

         The MOA provides that ECO will reaffirm, in an amendment to the Operating Agreement, its obligation to purchase $81 million of the Company's products, which would include portable products as well as stationary products. The MOA also provides that ECO will buy fuel cell products exclusively from the Company. The Company and ECO intend to formally amend the products and delivery schedule of the Operating Agreement by the end of the Company's 2002 fiscal year. This revised schedule would include stationary and portable products, extend the period of time for the delivery of these products and increase the price per unit. It is anticipated that the substantial majority of our deliveries to ECO would not take place until calendar years 2004 - 2007. At February 28, 2002, the Company had $1,019,000 accrued for the estimated loss on this contract obligation. This amount may be reduced as certain obligations of the Company related to services and support may be modified by the aforementioned amendments.


         Contingent upon negotiating mutually agreeable terms and conditions, the Company and ECO intend to enter into joint marketing, sales and service agreements which will more closely align their activities in marketing and servicing the full range of the Company's products to ECO's licensed members and other customers. The MOA also provides for the Company and ECO to jointly work on the development of a sustainable community that could include the generation, storage, transmission, distribution, and utilization of hydrogen-based fuel cells. In exchange for ECO's services to be provided thereunder, the Company may compensate ECO in an amount up to $5,400,000 through December 31, 2003. The anticipated date of the closing pursuant to the MOA has been extended. None of the foregoing agreements have yet been entered into and no assurance can be given that these agreements will be consummated.

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

         During August 2001, we and Mitsui & Co., Ltd. ("Mitsui") formed H Power Japan which is a Japanese corporation headquartered in Tokyo. We contributed $84,282 for a 50% ownership interest in the newly created corporation, which is being accounted for using the equity method of accounting. H Power Japan's initial activity is to conduct a feasibility study relating to the sale and distribution of our fuel cell products in Japan and potentially in other countries.

         We have a limited history of generating revenues and our products have only been recently introduced or are still under development. Through February 28, 2002, we have incurred accumulated losses of approximately $87 million since our inception in 1989 and we anticipate incurring significant losses in the future. Most of our operating expenses will be fixed or increasing in the near term. Therefore, if we are unable to generate significant revenues, our net losses in any given quarter could be greater than expected. In addition, to the extent we fail to timely deliver beta units or such units do not perform to expectations, our commercialization schedule could be further delayed. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market. We anticipate that a substantial portion of our revenues over the next two to three years will be derived from sales of our stationary and portable units to ECO and Mitsui. The costs of our products are currently higher than we originally anticipated. We have frequent meetings with ECO to discuss the progress of our product modifications and ongoing cost reduction programs and related shipment schedules. We and ECO have mutually agreed to extend the beta test program for our residential fuel cells and recently entered into a memorandum of agreement that amends portions of our fuel cell product operating agreement. We anticipate that limited commercial shipments of our portable products are likely to commence in late calendar year 2002. After the substantial completion of our extended beta test program, we anticipate that limited commercial shipments of our stationary products will commence in late calendar year 2002. These units will be priced substantially higher than competing products and will be used primarily for demonstration purposes by early adopters. As a result, revenues from larger scale commercial shipments are not expected to begin until the end of fiscal 2003, if then.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

         Revenue Recognition: We derive our revenue from primarily two sources, product revenue and contract revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

         Revenues from sales of products are recognized when the product has been shipped and the Company has met its obligations under the sales contract. Revenues from sales of products requiring the Company to perform installation are recognized when installation has been completed. Revenues from sales of products allowing a customer acceptance period are recognized at the conclusion of the acceptance period. Revenues from sales of test and evaluation products which are used by customers primarily for research and development purposes and are sold without a right of return and without a customer acceptance period, are recognized when the product has been shipped.

         Revenues on contracts include reimbursed direct costs and allowable allocated indirect costs incurred, plus recognized profits. Profit is recognized on cost-reimbursable contracts as costs are incurred, and under fixed-price contracts on the cost-to-cost method or the units of delivery method of the percentage-of-completion method. When it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. The impact of revisions in contract estimates are recognized on a cumulative catch up basis in the period in which revisions are made. The complexity of the estimation process and all issues related to the percentage-of-completion method of contract accounting affect the amounts reported in our financial statements. A number of internal and external factors affect our cost estimates including labor rates, future materials prices and customer specification and testing requirements changes. The revenues related to contracts which qualify as best-efforts research and development arrangements are treated as an offset to the Company's research and development expenses. Revenues from product distribution rights fees related to our agreement with ECO are deferred and recognized as contract revenue on a straight-line basis over the term of the distribution agreement.

         Inventories: We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. In addition, our industry is characterized by technological change, frequent new product development, and product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in our forecasts or technological developments could have a significant impact on the value of our inventory and our reported operating results.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

         REVENUES. Revenues were $346,000 for the three months ended February 28, 2002 compared to $831,000 for the three months ended February 28, 2001, a decrease of $485,000 or 58%. Our revenues for the three months ended February 28, 2002 were derived approximately 98% from product revenues and 2% from contract revenues. Product revenues for the three months ended February 28, 2002 were $338,000, a decrease of $160,000 from $498,000 for the three months ended February 28, 2001. Contract revenues for the three months ended February 28, 2002 were $8,000, a decrease of $325,000 from $333,000 for the three months ended February 28, 2001. The decrease in product revenues is primarily due to planned delays in our stationary power product shipments to allow product-reliability improvement actions to be implemented. The decrease in contract revenues is primarily due to our reduced emphasis on governmental and similar type contracts and our increased emphasis on commercialization of our fuel cell products.

         COST OF REVENUES. Cost of revenues were $1,060,000 for the three months ended February 28, 2002 compared to $917,000 for the three months ended February 28, 2001, an increase of $143,000 or 13%. Cost of revenues for the three months ended February 28, 2002 includes the cost of products sold, costs associated with the initial production of our stationary beta unit components and portable products in our North Carolina manufacturing facility and an allowance for inventory obsolescence of $188,000 related to our portable products. Cost of revenues for the three months ended February 28, 2001 includes the cost of products sold of $638,000 and costs associated with contract revenue of $279,000. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future due to the current cost of our fuel cell subsystems, limited production volumes and our plans to increase production capacity. We are aggressively pursuing cost reductions of our fuel cell subsystems and components as the cost of our stationary beta units and portable products must be significantly reduced to be attractive to the markets we intend to serve. Although we are making significant progress on cost reductions of certain components, such as our bipolar plates, the costs for other components are higher than we had originally estimated.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $4,280,000 for the three months ended February 28, 2002 compared to $3,013,000 for the three months ended February 28, 2001, an increase of $1,267,000. Our research and development efforts include the continuing development of our stationary power fuel cell systems and the development of our portable products. During the three months ended February 28, 2002, additional stationary and portable fuel cell prototype systems were built and tested in an effort to accelerate the development of these systems. The cost of building these systems combined with our continuing research and development efforts resulted in year-over-year increases of $68,000 in additional compensation, benefits and other personnel costs and $1,199,000 in additional material costs resulting from continuing product design and specification changes, fees paid to outside suppliers for subcontracted components and services, facilities costs and other expenses.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $2,026,000 for the three months ended February 28, 2002 compared to $2,017,000 for the three months ended February 28, 2001, an increase of $9,000. Selling expenses increased due to marketing efforts related to our portable systems. The increase in selling expenses was partially offset by reduced general and administrative expenses associated with continuing emphasis on cost controls.

         INTEREST INCOME AND OTHER, NET. Interest income and other, net was $480,000 for the three months ended February 28, 2002 compared to $1,895,000 for the three months ended February 28, 2001, a decrease of $1,415,000. The decrease was primarily a result of less interest income earned due to lower interest rates and our reduced short term investment balances.

COMPARISON OF THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

         REVENUES. Revenues were $1,512,000 for the nine months ended February 28, 2002 compared to $2,821,000 for the nine months ended February 28, 2001, a decrease of $1,309,000 or 46%. Our revenues for the nine months ended February 28, 2002 were derived approximately 85% from product revenues and 15% from contract revenues. Product revenues for the nine months ended February 28, 2002 were $1,284,000, an increase of $192,000 from $1,092,000 for the nine months ended February 28, 2001. Contract revenues for the nine months ended February 28, 2002 were $228,000, a decrease of $1,501,000 from $1,729,000 for the nine months ended February 28, 2001. The shift from contract revenues to product revenues for the nine month comparative periods is primarily due to our emphasis on commercialization of our fuel cell products and the extension of the beta test program with ECO.

         COST OF REVENUES. Cost of revenues were $2,357,000 for the nine months ended February 28, 2002 compared to $3,332,000 for the nine months ended February 28, 2001, a decrease of $975,000 or 29%. The decrease in the cost of revenues is primarily due to the decrease in the costs associated with reduced contract revenues. Cost of revenues for the nine months ended February 28, 2002 includes the cost of products sold, costs associated with the initial production of our stationary beta unit components and portable products in our North Carolina manufacturing facility, an allowance for inventory obsolescence of $188,000 related to our portable units and costs associated with contract revenue of $165,000. Cost of revenues for the nine months ended February 28, 2001 includes the cost of products sold of $1,955,000 and costs associated with contract revenue of $1,377,000. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future due to the current cost of our fuel cell subsystems, limited production volumes and our plans to increase production capacity. We are aggressively pursuing cost reductions of our fuel cell subsystem and component costs as the cost of our initial beta units must be significantly reduced to be attractive to the markets we intend to serve. Although we are making significant progress on cost reductions of certain components, such as our bipolar plates, the costs for other components are higher than we had originally estimated.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $14,911,000 for the nine months ended February 28, 2002 compared to $8,805,000 for the nine months ended February 28, 2001, an increase of $6,106,000. Our research and development efforts include the continuing development of our stationary power fuel cell systems and the development of our portable products. During the nine months ended February 28, 2002, additional stationary and portable fuel cell prototype systems were built and tested in an effort to accelerate the development of these systems. The cost of building these systems combined with our continuing research and development efforts resulted in year-over-year increases of $920,000 in additional compensation, benefits and other personnel costs and $5,186,000 in additional material costs resulting from continuing product design and specification changes, fees paid to outside suppliers for subcontracted components and services, facilities costs and other expenses.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $6,133,000 for the nine months ended February 28, 2002 compared to $5,176,000 for the nine months ended February 28, 2001, an increase of $957,000. The increase is primarily the result of increases in personnel, related compensation, benefits and other personnel costs necessary to support the growing operations of our business.

         OTHER EXPENSES: During the nine months ended February 28, 2002, other expenses of $677,000 were incurred as we prepared for production in our North Carolina manufacturing facility. These pre-production expenses include personnel, recruiting and training costs of $397,000 and costs for rent, utilities, insurance and other facility related costs totaling $280,000.

         INTEREST INCOME AND OTHER, NET. Interest income and other, net was $2,113,000 for the nine months ended February 28, 2002 compared to $3,734,000 for the nine months ended February 28, 2001, a decrease of $1,621,000. The decrease was primarily a result of less interest income earned due to lower interest rates and our reduced short term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements depend on numerous factors, including, but not limited to, completion of our product development activities, expansion of manufacturing operations that allow us to produce our products in a cost effective manner, and market acceptance of our systems. We have allocated substantial capital resources to the expansion of our manufacturing capacity to meet anticipated commercial production requirements. We continue to make significant expenditures on the development of our PEM fuel cell systems. In addition, we are expanding our sales and marketing efforts. We will need to raise additional funds to execute our business plan and achieve commercialization. There can be no assurance that any additional financing will be available on commercially attractive terms, in a timely fashion, in sufficient amounts, or at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. In addition, we intend to seek strategic partners and suppliers for technical and/or financial assistance in completing the development of our stationary power and other products for sale to ECO and other customers. In the event we are unsuccessful in entering into such strategic arrangements, we may be unable to complete the development of our stationary power and other products which would impact our ability to timely deliver to ECO and other customers.

         At February 28, 2002 and May 31, 2001, we had net working capital of approximately $69,679,000 and $94,974,000, respectively. Net working capital included cash, cash equivalents, restricted cash and short-term investments totaling $67,623,000 and $93,872,000 in the respective periods. The decrease in net working capital of $25,295,000 is primarily a result of cash used to fund operations and to purchase plant and equipment.

         Net cash used by operating activities for the nine months ended February 28, 2002 was $20,374,000 compared to $11,229,000 for the nine months ended February 28, 2001. For the nine months ended February 28, 2002 and 2001, cash was used primarily to fund the net loss of $20,453,000 and $10,757,000, respectively. The non-cash portion of the operating losses related primarily to depreciation and amortization of $853,000 and inventory allowances of $886,000 for the nine months ended February 28, 2002 compared with $643,000 and $93,000, respectively, for the nine months ended February 28, 2001. For the nine months ended February 28, 2002, net cash provided by investing activities included net sales of short-term investments of $26,891,000. Net cash used by investing activities for the nine months ended February 28, 2002 was for capital expenditures of $6,017,000 and for the nine months ended February 28, 2001, was for net purchases of short-term investments of $48,114,000 and for capital expenditures of $1,221,000. As discussed in the following paragraph, an advance of $2,100,000 was made to ECO in December, 2001. We believe that we will spend approximately $6 to $7 million for capital expenditures during the fiscal year 2002 and in excess of $5 million in fiscal year 2003 to support our continuing product development and commercialization activities.

         In December 2001, we entered into a memorandum of agreement with ECO which amends, in certain respects, the Amended and Restated Fuel Cell Product Operating Agreement of March 9, 2000 (the "Operating Agreement"). Under the terms of the memorandum of agreement, we re-purchased ECO's exclusive rights to sell and distribute our stationary products in areas of the U.S. served by rural electric cooperatives. A limited number of exclusive distribution agreements with ECO's licensed members could remain in effect. The memorandum of agreement also grants ECO the non-exclusive right to distribute our other fuel cell products. As consideration for the above, we paid ECO $2,100,000 in December 2001, subject to ECO's receipt of a certain approval as set forth in the memorandum of agreement. The advance of $2,100,000 has been included in prepaid expenses and other current assets on our balance sheet and upon ECO's receipt of this approval, we would reduce prepaid expenses and other current assets and deferred revenue on our balance sheet by this amount.

         The memorandum of agreement provides that ECO will reaffirm, in an amendment to the Operating Agreement, its obligation to purchase $81 million of our products, which would include portable products as well as stationary products. The memorandum of agreement also provides that ECO will buy fuel cell products exclusively from us. We and ECO intend to formally amend the products and delivery schedule of the Operating Agreement by the end of our 2002 fiscal year. This revised schedule would include stationary and portable products, extend the period of time for the delivery of these products and increase the price per unit. It is anticipated that the substantial majority of our deliveries to ECO would not take place until calendar years 2004 - 2007.


         Contingent upon negotiating mutually agreeable terms and conditions, H Power and ECO intend to enter into joint marketing, sales and service agreements which will more closely align their activities in marketing and servicing the full range of H Power products to ECO's licensed members and other customers. The memorandum of agreement also provides for H Power and ECO to jointly work on the development of a sustainable community that could include the generation, storage, transmission, distribution, and utilization of hydrogen-based fuel cells. In exchange for ECO's services to be provided thereunder, H Power may compensate ECO in an amount up to $5,400,000 through December 31, 2003. The anticipated date of closing pursuant to the memorandum of agreement has been extended. None of the foregoing agreements have yet been entered into and no assurance can be given that these agreements will be consummated.

         In January 2001, we signed a ten-year lease for approximately 90,000 square feet of manufacturing and office space in Monroe, North Carolina. This lease has two five-year renewal options exercisable at the end of the 10th year. We began occupying the facility in July 2001. The annual base rental rate for this facility is approximately $425,000, subject to annual inflation adjustments. In addition to the base rent, we are responsible for the cost of maintenance, taxes and insurance.

         We currently occupy space in New Jersey in three separate facilities. Leases for two of these facilities were due to expire in July 2001 and have been extended to July 2002. The lease for the third facility was due to expire in January 2002 and has been extended to July 2002. We are currently attempting to locate approximately 35,000 square feet in New Jersey to replace this existing space.

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

         Based on our current business plan, we believe that cash from operations, along with the net proceeds from our IPO will be adequate to fund our operations through May 31, 2003. The successful execution of our business plan includes meeting revenue estimates, the continuation of our product development activities, continued expansion of our manufacturing operations, and the expansion of sales and marketing to support the commercialization of our fuel cell systems. We anticipate that we will incur substantial losses over at least the next few years due to expenditures for these activities. The successful commercialization and introduction of our products may be affected by the cost competitiveness of our products, the future costs of fuels used by our products, consumer reluctance to try a new product, the pace of utility deregulation nationwide and the emergence of newer, more competitive technologies and products. These factors may affect our ability to secure additional funding which we anticipate will be needed during fiscal 2003.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our financial market risk includes risks associated with international operations and related foreign currencies, as we have significant operations in Canada. Expenses in these operations are incurred in Canadian dollars and therefore are subject to foreign currency exchange risk. Through February 28, 2002, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. In addition, our international business is subject to the risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other legal regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these and other factors.

         The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain our portfolio of cash, cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. We do not utilize any derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions . We believe that the investment-grade securities we hold are not subject to any material risks arising from changes in interest rates, however, they may be subject to changes in the financial standing of the issuer of these securities.

                                    PART II.
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In August 2000, we raised net proceeds of $101.7 million in the initial public offering of 7,000,000 shares of our common stock. From the closing of our initial public offering through February 28, 2002, we have used $36.6 million of these net proceeds to fund our operating activities and $8.9 million to fund capital expenditures for plant and equipment. The balance of the net proceeds from our initial public offering are currently invested in a variety of investment grade securities, including money market funds and government and corporate obligations with maturities of less than one year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   The following exhibits are filed as part of this report:

               10.63 Memorandum of Agreement, dated December 12, 2001, between H Power Corp., H Power Enterprises of Canada, Inc., ECO Fuel Cells, LLC and Energy Co-Opportunity, Inc. (A request for confidential treatment was filed for portions of this document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.)

         (b)   Reports on Form 8-K

               None.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 3, 2002                    H POWER CORP.




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