Form 10-K
period 2002-05-31
H POWER CORP
filed 2002-08-23
CIK 1094959

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                  (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended May 31, 2002


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the transition period from        to


                        COMMISSION FILE NUMBER: 0-31195


                                 H POWER CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                          22-3010742
        (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)     IDENTIFICATION NUMBER)

              60 MONTGOMERY STREET, BELLEVILLE, NEW JERSEY 07109
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (973) 450-4400
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE.

     Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

     As of July 31, 2002, 53,882,828 shares of the Registrant's Common Stock were issued and outstanding. The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant, based upon the closing sale price of $0.86 on The Nasdaq National Market on July 31, 2002, was $36,616,858.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described therein.
--------------------------------------------------------------------------------

ITEM 1. BUSINESS


OVERVIEW

     We design, develop, manufacture and sell proton-exchange membrane, or PEM, fuel cell power sources. Our goal is to be a leading international provider of hydrogen based and fossil fuel based fuel cell power sources to both premium power users and original equipment manufacturers (OEMs). The premium power market consists of the telecommunication, standby generation and uninterruptible power supply industries which we believe will support the initial relatively high prices of these systems. In fiscal 2002, we completed and launched the pre-commercial version of the EPAC500, a 500 watt fuel cell based power source, which can be used for primary or back-up power for a wide variety of industrial applications. The EPAC is a modular product and up to four units can be connected together to power applications requiring up to two kilowatts. This product incorporates our experience gained over the last four years in field trials of direct hydrogen powered portable systems in the range of 15 to 500 watts. During fiscal 2002, we also continued the development of our residential co-generation units, or RCUs, which provide up to 4.5 kilowatts of continuous electrical power and up to 6 kilowatts of heat (approximately 20,000 btus). In May 2002, we completed the shipments of our beta program deliveries to our marketing partner, Energy Co-Opportunity, Inc. The RCU has been designed to provide the electricity needs of an average home in the United States. The RCU incorporates a fuel processor based on steam reforming which processes fossil fuels, such as propane or natural gas, to high quality hydrogen for the fuel cell. Our RCU has been designed to operate independently off the electric grid with load-following capabilities. In addition, we are developing a 500 watt cogeneration fuel cell system using Osaka Gas Co., Ltd.'s proprietary compact steam reformer, for residential applications in Japan. Our strategy for fiscal 2003 is to focus on the commercialization of our direct hydrogen based products, because we believe such products will have immediate near-term commercial applicability, and to continue developing our other product lines.

     We were founded in 1989 and incorporated in the State of Delaware, and have developed, own or have been granted the exclusive rights to patents, proprietary technology and trade secrets covering fuel cells and ancillary systems, particularly fuel cell stacks and fuel processors. Fuel cells are devices that generate electricity efficiently and cleanly from the electrochemical reaction of a fuel, such as hydrogen, and oxygen. Hydrogen is typically derived from conventional fuels including natural gas or propane, while oxygen is derived from the air. Our PEM fuel cells are designed to provide electricity for a wide range of portable and stationary applications. Our fuel cell systems can provide on-site power to replace or supplement the electric grid for use in residences, farms, small commercial establishments, industrial facilities, and telecom applications.

     The initial target market for our direct hydrogen products will be for various telecommunications and industrial applications, to be used as either a stand-alone primary power source, or as a back-up power source. We have been demonstrating and field testing our EPAC systems since February 2002 and other direct hydrogen systems both domestically and internationally since 1998. During fiscal 2002, we successfully completed several field trials of our direct hydrogen products with industrial users for critical load applications. Our initial target market for our residential cogeneration products will be rural, remote homes. We anticipate selling to our initial target market once the cost of the RCU has been significantly reduced, and its reliability increased, through ECO Fuel Cells LLC, created by Energy Co-Opportunity, Inc. (collectively "ECO"), an association of approximately 300 rural electric cooperatives. We believe that as our products gain acceptance in the market and are manufactured in large quantities, their cost will decline. We expect that this cost reduction, combined with their increased reliability, will enable these products to provide electricity competitively for a wide variety of applications and geographical territories.


INDUSTRY AND MARKET TRENDS

     The U.S. Department of Energy's (DOE) Energy Information Administration's Annual Energy Outlook 2002 projects a 32% increase in energy demand over the next two decades while the DOE's Distributed Energy Resources Program expects that 20% of all new electrical generation will come from distributed generation by 2010. While this steady, annual projected increase in demand for electrical energy continues, the utility industry faces challenges from deregulation both in the US and overseas. We believe that fuel cells, a clean and efficient source of high quality power, will help alleviate the strain on the electrical transmission, distribution and generating infrastructure and can help reduce the environmental impact of emissions from electrical generating facilities.

     Electric Power Research Institute (EPRI), an electric utility industry trade group, estimates that electrical outages cost the US about $119 billion per year and Sandia National Laboratories estimates the cost at about $150 billion per year. The North American Electric Reliability Council (NERC), the independent organization promoting bulk electric system reliability and security, says that planned investment in the US electric transmission capacity has fallen by about half since 1992. NERC also indicates there has been a ten-fold increase over the last several years of transmission loading procedures and this trend indicates an increasing strain on the electrical system and the need to increase investments in our electrical infrastructure.

     Fuel cells can help alleviate this strain by being installed at a customer's site and providing continuous high quality power compared to the power grid and the intermittent power available from other distributed generation alternatives such as wind and solar power. We believe that these modular and clean energy sources provide an option to customers concerned about meeting their premium power requirements. Sandia National Laboratories reports that power disruptions such as local under and over voltages occur daily. We believe that fuel cells would eliminate disruptions caused by these localized conditions.

     According to Frost & Sullivan, an independent research firm, the world fuel cell market is projected to grow to over $32 billion by 2010. With over 2 billion people in the world without electrical power, the need for clean, efficient electrical power is strong. Fuel cells can also be used for backup emergency power, and as battery replacements. Allied Business Intelligence
(ABI) reports over 40 billion batteries are made annually. We believe that the following market trends favor the deployment of fuel cells:

o    Growing demand for premium power to supply the expanding digital economy;

o Increasing concern about the safety and security of centralized power generating facilities;

o Increasing problems to site and build transmission and generating facilities;

o Increasing desire by utilities to avoid costly transmission, maintenance and distribution expenditures;

o Continuing privatization and deregulation of utilities, which is likely to expand the market for alternative power; and

o Increasing regulation of the environmental impact of conventional fossil fuel and nuclear power generation and transmission.

OUR STRATEGY

     Our short-term goal is to be a leading international provider of both hydrogen based and fossil fuel based fuel cell power sources to both premium power users and original equipment manufacturers. Our long-term goal, as product costs are reduced, is to provide these products to more price sensitive mass markets. We are focused on commercial opportunities that could produce near-term revenues. The following are key elements in our strategy:

o Penetrate Markets for Direct Hydrogen Fuel Cell Products. We will seek to increase sales of our direct hydrogen fuel cell systems, both domestically and internationally on a commercial basis, while we continue to supply demonstration and evaluation models of these systems to a broad range of customers with multiple potential applications. We believe that the premium power market will support initially higher prices for these systems.

o Strengthen and Expand Our Strategic Relationships. We are seeking to strengthen our existing domestic and international strategic relationships with customers such as ECO, Mitsui & Co., Ltd., PSA Peugeot Citroen, Osaka Gas, Naps Systems Oy and Gaz de France as well as aggressively pursuing additional financial, manufacturing, marketing and distribution partnerships.

o Focus on Existing Markets For Stationary Power Products. We are continuing to develop our RCU to increase its reliability and decrease its cost. We are currently field testing new designs of the RCU with increased reliability and intend to distribute these products initially to rural areas through ECO. We will also continue field testing of our 500 watt cogeneration fuel cell systems in Japan with Osaka Gas with the goal of increasing system efficiency and developing a product acceptable for mass commercial sales in Japan and Europe. In the future, our goal is for manufacturing efficiencies and technology advances to lead to cost reductions that will make our products attractive to the more price-sensitive, larger market of grid-connected urban and suburban locations.

     The competitiveness of our products depends on several factors, including the application and the environment in which they will be operated. Another major factor is cost to the customer. We have embarked on a cost reduction program to reduce the cost of all of our products. During the fiscal year we reduced the materials cost of our RCU by approximately 20 percent for production of single units and at the same time increased the reliability of the RCU in excess of 100 percent; however, substantial additional cost reductions and increases in reliability will be necessary in order for us to reach the mass market for our RCU products. Other traditional residential power sources for remote locations, such as internal combustion engine-generators, may currently be less expensive but may not be as attractive as a higher priced fuel cell because of their noise, pollution, and frequent maintenance requirements.


OUR PRODUCTS

     Our current products consist of PEM fuel cell power sources for stationary and portable applications. Our lower power products typically have power ratings of up to 1,000 watts, are air cooled and utilize hydrogen as the primary fuel. Our higher power products have power ratings in excess of 1,000 watts, are water cooled and use either direct hydrogen, or fossil fuels such as natural gas or propane as the primary fuel.


DIRECT HYDROGEN PRODUCTS

     Fuel cell systems operating directly on hydrogen can be used for either primary or back-up power to provide electricity to a wide array of power electronic equipment. Some advantages of direct hydrogen fuel cell systems compared to fossil fuel based systems are that they are simpler, which makes them more reliable, smaller, lighter and less costly to produce. Systems operating on direct hydrogen have short start-up times, typically less than five minutes which makes them ideal for use in emergency and back-up applications. In response to the continuing demand for premium power sources, we have produced a commercial fuel cell system--the EPAC--operating directly on hydrogen. The EPAC has a continuous power output of 25 to 500 watts, with voltage output options of 120 VAC at 60Hz or 48V regulated or unregulated DC. The EPAC is a modular product allowing up to four units to be combined for a total power output of 2 kilowatts. Our direct hydrogen products can be used in diverse applications such as remote cell towers, back-up power for telecommunications, homes and commercial buildings, as a battery charger for small electric vehicles, solar and radio applications and for auxiliary power units, but to date, sales have been limited. The EPAC is manufactured at our Monroe, North Carolina plant and our product development activities are targeted towards capitalizing on market opportunities for near term commercial sales of these power sources.

     We are currently developing the H Core 5000, a higher power direct hydrogen power source at 5000 watts, which is a combined heat and electrical generator. We expect this product will be used as a fuel cell based power source for entire communities (sustainable communities). We will also offer the H Core 5000 to OEMs for inclusion in their products. Prototypes of this product are expected to be available in fiscal 2003.


FOSSIL FUELED BASED PRODUCTS

     Stationary fuel cell power sources using fossil fuels can provide on-site power to replace or supplement the electric grid for use in residences, small commercial establishments and industrial facilities. Our fuel cells' low emissions, low noise and high efficiency will allow them to be installed near or at the end-user's location, which will eliminate expensive transmission and distribution costs.

     We are developing two versions, one for an average U.S. and one for an average Japanese home, of the RCU, a combined heat and electrical co-generator sized to provide all the electricity needs for such homes. The RCU 4500 is a 500 watt to 4.5 kilowatt continuous, load following AC power source with the ability to handle peak power demands of up to 10 kilowatts, and power spikes of up to 20 kilowatts. Our RCU 4500 system processes propane or natural gas, using our proprietary steam-reforming technology. In addition, we are designing our RCU 4500 to provide for net metering, which we believe will eventually allow our customers to sell power back to the grid. We are continuing to improve the reliability of the RCU 4500 and are beta testing systems at selected customer sites. Under the terms of our agreement with ECO, we will continue to make shipments of our RCUs to ECO in fiscal 2003 and 2004 with the substantial majority of shipments to occur in calendar years 2005 through 2008.

     We are also developing the RCU 500, a 500-watt cogeneration system utilizing our proprietary fuel cell stack technology with Osaka Gas' proprietary steam reforming technology. We have completed the shipments of alpha units to Osaka Gas and will commence the shipment of next generation products in the latter part of calendar 2002 for beta testing in Japan.

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

     Other types of fuel cells have been under development for a variety of applications, but we believe that PEM fuel cells have distinct advantages over each of these for near-term commercialization. PEM fuel cells can provide power ranging from milliwatts to kilowatts, depending on their size and configuration. PEM fuel cells operate at low temperatures, which allows for faster start-ups. They also respond rapidly to changes in demand for power. Some other types of fuel cells, however, have a greater tolerance to operating on different fuels than PEM fuel cells and are more suitable for high (hundreds of kilowatts) power applications. Nonetheless, we believe that PEM fuel cells have greater potential for near-term commercialization in systems that can be used in commercial, industrial and consumer products.

     We also believe that PEM fuel cells are better suited for small portable and mobile applications than other types of fuel cells. While PEM fuel cells are advantageous in many respects, they are significantly more expensive and generally have a longer start-up time than combustion-powered generators. Unlike PEM fuel cells, combustion-powered generators are also widely available today in the marketplace. However, PEM fuel cell systems have inherent operational and environmental advantages over combustion-powered generators:




ATTRIBUTE                                             ADVANTAGE
---------                                             ---------
Fuel cells are electrochemical, rather than           Greater efficiency and lower operating costs
combustion powered generators.                        through fuel savings.
Fuel cells are virtually pollution and odor free.     More suitable for home use; can be located within
                                                      the home or business.
Fuel cells are reliable and require minimal           Better adapted to intermittent use in back up
maintenance.                                          power systems.
Even small units can efficiently recover by-          Greater fuel economy through cogeneration of
product heat.                                         power and heat.

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

     We cool high-power stacks by directing a flow of water through them. This approach allows the stacks to operate at a higher power output and provides a simple method for recovery of by-product heat for hot water and space heating. We maintain an active development program on our higher power stacks, focusing on design features, component performance and costs. These stacks have progressively yielded higher output power, higher efficiency and lower power loss from auxiliary components than those of previous designs.

     Integrated Systems. Our low-power fuel cell systems generally incorporate means of hydrogen storage and supply. Examples are pressurized hydrogen vessels, metal-hydride canisters and chemical hydrides that generate hydrogen upon reaction with water. We typically integrate pressurized hydrogen or metal-hydride units into our fuel cell systems. To expand the utility of our portable and mobile fuel cell systems in the marketplace, we require fuel reformers that extract hydrogen from common, widely available fuels such as natural gas, liquid propane or methanol. For these fuels, we are working with selected outside development companies to obtain fuel processing technologies suitable for use in PEM fuel cell systems. We expect these fuel reformers to be completed and available in the next two to four years.

     During the year, we continued to develop fuel reformers for our stationary power systems which are fabricated by suitable outside contractors in accordance with our specifications. We have integrated our fuel processor with our fuel cell systems for the beta testing phase of the RCU. We continue to evaluate and optimize our proprietary fuel reforming technology, which we believe will contribute to the overall system efficiency. We are also evaluating fuel processors that are available from outside sources to determine the suitability for their use in our systems. We have integrated Osaka Gas' compact proprietary steam reforming technology with our 500 watt fuel cell system.

     We have continued to test power conditioning hardware, primarily DC-to-AC inverters, from several outside suppliers. These sub-systems have been integrated within our fuel cell systems, where they are evaluated in regard to their performance characteristics. We continue to monitor their prospects for availability and cost as well. We are also continuing our optimization activities related to the system controller.

     Before we can ship our RCU on a commercial basis, we need to increase system efficiency and reliability and significantly lower costs. There is no assurance that we will be able to achieve the necessary cost reductions required for mass commercialization of our RCUs.


PRODUCT DEVELOPMENT AND COMMERCIALIZATION

     Our research and development has been funded internally and from work performed under government contracts. For the fiscal years ended 2002, 2001 and 2000, total research and development expense was $18.9 million, $13.5 million and $5.3 million, respectively. Our research team continues to focus on improving PEM fuel cell performance by working to optimize materials and processes. These activities are critical to achieving a higher cell power density, which leads directly to smaller, lighter, lower-cost and more fuel-efficient fuel cell stacks and systems. Our development team improves the designs of our existing products, generates new product concepts and develops pre-prototype and prototype hardware. The team also upgrades methods for the removal of heat from a fuel cell and for cell humidification, thereby increasing the utility of existing products. During fiscal 2002, we continued developing direct methanol fuel cell technology, which uses methanol to power the fuel cell. Our research and development teams made advances in the fuel cell stack assembly design to increase output and allow the fuel cell units to function effectively under adverse conditions. The activities of our fuel cell development team are complemented by the multi-kilowatt system development efforts at our subsidiary, H Power Enterprises of Canada Inc. These efforts, carried out by our system integration engineers, provides for the specification, procurement, evaluation and optimization of key subsystem hardware such as fuel processors and power conditioners, as well as overall system assembly. Our HPEC fuel processor group has designed, developed and manufactured steam reformers using natural gas or propane, and continues to focus on optimizing the steam reformer to increase its efficiency, which we believe will give our RCU a competitive advantage over fuel cell systems that use other types of fuel processors.

     During fiscal 2002, we completed the development of the pre-commercial version of a 500 watt direct hydrogen fuel cell system, the EPAC. In February 2002, we launched the pre-commercial version of the EPAC by placing a limited number of units in the field for test and evaluation. We also developed a modular design of the EPAC whereby the output of the system was increased to two kilowatts. The modular EPAC was successfully field-tested as the primary source of power for a critical load application. In August 2002, we announced the commercial launch of our EPAC product and expect to begin shipments in September 2002. The RCU field-test systems have been upgraded during 2002. These deliver 4.5 kW of net AC power, and improvement in reliability and efficiency have been realized. We have continued to ship and install these units for ECO and for other customers, and we continue to utilize feedback from the field to incorporate improvements into planned future versions of our products.


MANUFACTURING

     In January 2001, we entered into a lease for a 90,000 square foot manufacturing facility in Monroe, North Carolina. The facility was opened in July 2001. We hired key personnel and will continue the staffing process over the next several years. Training of technical staff commenced in August 2001. We are currently producing all fuel cell stacks and direct hydrogen power systems in our Monroe facility. We also lease a total of approximately 27,000 square feet in two buildings in Belleville, New Jersey and a total of 30,900 square feet in two buildings in Saint Laurent, a suburb near Montreal, Canada, where we have the capability for limited manufacturing. We anticipate that our existing facilities, including our new manufacturing plant, will provide sufficient capacity through fiscal year 2005. Our goal is to achieve system cost reductions as we move into higher-volume manufacturing phases. We are focusing our efforts on overall system design, component and subsystem integration, assembly and quality control processes. We are utilizing third-party manufacturing and engineering support to assist us in achieving our objectives. As we reach successively higher volumes of production, we believe that we can achieve substantial cost reductions through improved equipment and operator efficiencies, and by taking advantage of high-volume orders in the purchase of materials. Our strategy involves third party suppliers who, with our assistance, can design, develop and/or manufacture subsystems and components that we expect will achieve our cost and reliability targets. Several of our suppliers of key components or materials are working with us in cooperative technology development programs to improve and optimize system performance through a closer sharing of development data than is typical in a vendor/user relationship.


SALES AND MARKETING

     We plan to market and sell our products globally through distribution channels that we consider to be appropriate for the particular product and geographical area. Our immediate focus is to access markets that offer near-term opportunities for the sale of our direct hydrogen products. We are strengthening our existing strategic relationships and pursuing new marketing and distribution partnerships with companies that have established distribution networks. We will also be seeking to generate revenues from sales of our products to federal and state governmental agencies.

     In the U.S., ECO will initially sell, market and distribute our power products in the counties in which rural electric cooperatives are active. We are also working closely with ECO to train participating cooperatives in the installation and maintenance of our products. ECO has also created programs to secure early orders of our commercial fuel cells by creating awareness of the product through presentations in cooperative territories. In addition to our ECO distribution channel, we believe that other types of companies may choose to enter into agreements to distribute our power products. These may include natural gas and propane distributors, electric utilities, manufacturers and distributors of electric and heating equipment, and homebuilders.

     We are also actively seeking business arrangements with major companies that will distribute our fossil fuel based and direct hydrogen fuel cell products in the U.S. and in industrialized regions such as Europe and Japan, as well as in developing countries. We expect that these distributors will have existing sales organizations, and that some of them will have the capability, or will acquire it, to install and service our products. We already have a distribution arrangement with Mitsui to sell our fuel cell products in Japan and Naps Systems Oy for certain sections of Europe. Mitsui will also assist in developing new strategic partners for sales, marketing and distribution in Japan.


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

     In April 2002, we entered into a second amended and restated fuel cell operating agreement with ECO, which provides for ECO to purchase $81 million of our fuel cell products. The agreement further provides for ECO to market our direct hydrogen fuel cell products in addition to the RCU 4500. We also repurchased from ECO for $2.1 million the exclusivity granted to it under the original operating agreement, with certain limited exceptions. We believe this will result in greater flexibility for us to enter into strategic relationships and market our products in those territories where previously the cooperative members had an exclusive arrangement with us. We also amended the delivery schedule in the operating agreement, whereby we will start shipping RCUs in the third calendar quarter of 2002 with deliveries to be completed by calendar year 2008. The substantial majority of the deliveries are scheduled to take place in calendar years 2005 to 2008. The schedule also includes approximately $76 million of purchases of RCUs and $5 million of purchases of our direct hydrogen products. The agreement provides for significant reductions in the price of the RCUs over the term of the agreement. The agreement also calls for quarterly meetings to review the delivery schedules and to ensure that any changes to deliveries will be made in the best interests of completing the deliveries on time and in meeting the requirements of ECO's customers.

     We also expanded our relationship with ECO in April 2002, by entering into three agreements, a Sales and Marketing Services Agreement, a Test Reporting and Field Services Agreement and a Memorandum of Agreement (MOA) for a sustainable fuel cell community project. Under the terms of the Sales and Marketing Agreement, ECO will work with H Power to identify potential new markets, applications and distribution channels for our fuel cell products. Under the terms of the Test Reporting and Field Services Agreement, ECO will support us in the installation, maintenance and the setting up of the field service infrastructure to service our fuel cell products. Under the MOA, ECO will work on the development of a sustainable community that includes the generation, storage, transmission of hydrogen, and distribution of hydrogen based fuel cells. We have agreed to pay ECO up to $5.4 million through December 31, 2003, in exchange for the services under these agreements of which $904,000 has been incurred through May 31, 2002. ECO has already started its marketing efforts nationwide. The success of ECO's marketing plan will depend on its successful efforts to generate the necessary working capital to finance its sales efforts and to purchase products from us. In addition, the success of ECO's marketing program will depend on our ability, within a reasonable period of time, to reduce the cost of our fuel cell system and increase its efficiency and reliability, as well as general market acceptance of fuel cells as an alternative to existing power generation solutions.

     In August 1999, ECO purchased 5,000,000 shares of our common stock (reflecting a 5-for-1 stock split effected on July 24, 2000) for an aggregate purchase price of $15,000,000 and as of May 31, 2002, continued to hold 4,750,000 of these shares. In April, 2002, ECO implemented an amended 10b5-1 plan to sell shares of H Power common stock.

     During the year, we installed several of our next generation beta units for testing purposes in various cooperatives throughout the country. These locations were chosen based on geography, climatic conditions (e.g., temperature and humidity) and traditional load curves. The data obtained from these test units will be used to further develop our fuel cell size, design and operational components.

     The shipment of the initial test and evaluation units for the alpha stage testing was completed in December 2000, at the same time we commenced shipments of our beta units for evaluation. As we analyzed the test results with ECO, in July of 2001, we mutually determined to stop shipments of our beta units and to extend the beta test program to make modifications to the unit to enhance performance and increase efficiency. In February 2002, we commenced shipments of next generation beta units to ECO incorporating modifications to the units, which increased their reliability. As of May 31, 2002, we have completed the shipments of beta units to ECO. To the extent that our sales to third parties require us to lower the price of the RCUs that ECO has committed to purchase, the aggregate purchase price under our ECO agreement will be correspondingly reduced. ECO's financial ability to perform under the agreement and to purchase units from us is dependent on our being able to offer timely, reliable and competitive fuel cells and its ability to raise necessary funding for its marketing program and to resell the units to its primary customer base, the rural electric cooperatives.

OUR MARKETING AND TECHNOLOGY DEVELOPMENT ALLIANCES

     We intend to aggressively pursue additional manufacturing, marketing and distribution alliances, and the following represents some of the significant relationships that we have established:

     Mitsui & Co., Ltd. In May 2000, we entered into a renewable two-year distribution arrangement with Mitsui & Co., Ltd. Under the terms of this arrangement, we granted Mitsui the right to distribute and sell our fuel cell products in Japan. This agreement has been renewed through May 2003. The terms and conditions of each purchase and sale of our fuel cell products by and to Mitsui, if any, will be determined through the negotiation of separate purchase and sales contracts. In September 2001, we formed H Power Japan, a Japanese corporation headquartered in Tokyo. Both H Power and Mitsui have a 50% ownership in the newly created company. H Power Japan's initial activity is to perform a feasibility and market study for a sales and distribution network in Japan.

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

     SGL Carbon LLC. In October 2000, we entered into a Memorandum of Understanding with SGL Carbon LLC, to jointly develop cost-effective graphite plate components customized for use in our PEM fuel cell systems. Although the MOU has expired, we continue to work closely with SGL in developing and evaluating the performance of low cost graphite plate components.

     Osaka Gas Co., Ltd. In April 2001, we entered into a second joint study agreement with Osaka Gas Co., Ltd. to develop alpha units of 500 watt cogeneration fuel cell systems using our proprietary fuel cell systems and Osaka Gas' proprietary steam reforming technology. We have completed the shipments of the alpha units to Osaka gas pursuant to such agreement whereby they will be field tested in Japan. In June 2002, we entered into a third joint study agreement to develop beta systems of the 500 watt cogeneration fuel cell systems. The objective will be to develop and offer one kilowatt and 500 watt cogeneration systems in Japan where the demand for low power alternative energy systems is strong.

     Air Products and Chemicals Inc. In January 2001, we entered into two letters of intent with Air Products and Chemicals Inc., to jointly investigate forming a business alliance to serve the emerging market for small sub-kilowatt portable and mobile hydrogen-based fuel cell systems, and to jointly conduct an analysis and development effort to pursue the market for hydrogen-based fuel cell power systems used in high-value, critical service telecom back-up power applications

     Gaz de France. In May 2001, we amended our original memorandum of understanding with Gaz de France, whereby GDF will be our preferred partner for the development of fuel cells in France. As part of the amendment to the MOU, GDF agreed to purchase six of our beta residential cogeneration units. With GDF's cooperation, we have begun the process of obtaining mandatory certifications and standards marking necessary for the use and sale of our products within any European Union member country.

     Naps Systems Oy. In June 2001, we entered into a distribution and development agreement with Naps Systems Oy, a subsidiary of Fortum Corporation, located in Finland. Naps Systems will distribute our standard and customized off-grid fuel cell systems in select Asian and European countries. The agreement also calls for us and Naps Systems to work toward the further development of fuel cell products for off-grid use, and both companies will work toward the marketing and selling of such future products. During fiscal 2002, Naps chose one of our cogeneration systems for a sustainable energy project in Sweden. This fuel cell system is intended to be the core energy source for an Environmental Information Center, fueled by stored hydrogen produced through a photovoltaic solar system combined with an electrolyzer. In August 2002, Naps Systems ordered five of our H Core 500 systems for demonstration with their European-based customers.

     PSA Peugeot Citroen. In December 2001, we entered into a joint development agreement with Peugeot to develop low power fuel cells that will be used in light duty vans. The 7-kilowatt fuel cells will be used as range extenders to increase the range an electric powered car. We expect to receive minimum revenues of $2 million over three years from this agreement.

INTELLECTUAL PROPERTY

     We have a total of 22 patents issued or allowed of which 18 are in the U.S. and one is in each of Europe, Taiwan, Russia and Singapore. These issued patents will remain in effect for the next 13 to 17 years. In addition, we currently have nine patent applications pending in the U.S. alone relating to fuel cell technology containing proprietary features arising from our development efforts. We also have filed numerous "Document Disclosures" with the U.S. Patent and Trademark Office in preparation for submitting corresponding patent applications. We have also accumulated substantial trade secrets and "know-how" since our inception relating to fuel cell stacks, fuel cell design, fuel processing technology and assembly, and we rely on confidentiality agreements to protect many of these trade secrets and know-how. We believe, however, that our success is substantially dependent on the knowledge, experience and technical expertise of our employees. In this regard, all of our employees are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while employed by us. These agreements also contain non-competition and non-solicitation clauses for the term of employment and for one year thereafter.


COMPETITION

     We compete against existing and emerging technologies in our targeted markets for stationary and portable applications. We compete primarily on the basis of reliability, efficiency, cost and environmental considerations. Competitors that we are aware of who are developing PEM fuel cells include:
Plug Power Inc., International Fuel Cells, a unit of United Technologies Corp., Ballard Power Systems Inc., Avista Corp., IdaTech Corporation, Nuvera Fuel Cells Inc., Hydrogenics Corporation, Toyota Motor Corporation, Sharp Corporation, Toshiba Corporation and Global Thermoelectric Inc. A number of major manufacturing and automotive companies also have in-house PEM fuel cell development efforts. The markets for electricity are intensely competitive. There are many companies engaged in all areas of traditional and alternative electric power generation in the United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas and specialized electronic firms, as well as universities, research institutions and foreign government-sponsored companies. These firms are engaged in forms of power generation such as solar and wind power, reciprocating diesel engines and microturbines as well as grid-supplied electricity. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we have.

     We also compete with companies that are developing other types of fuel cells. In addition to PEM fuel cells, phosphoric acid fuel cells, molten carbonate fuel cells, solid oxide fuel cells and alkaline fuel cells are generally considered to have viable commercial applications. These fuel cells differ with regard to cell materials and operating temperature. While all fuel cell types have potential environmental and efficiency advantages over traditional power sources, we believe that PEM fuel cells can be manufactured less expensively and are more efficient and more practical in small-scale applications.

     We believe that our systems will also compete with other distributed generation technologies, including microturbines, solar and wind powered systems and engine-generators, and with current conventional power sources such as batteries and on-grid electricity. We believe that for certain premium power markets, our fuel cells will be quieter, environmentally cleaner, more efficient and less expensive than other distributed generation technologies. However, the cost of electricity provided through the grid is substantially less than the cost of electricity provided by our fuel cells, and it may be several years before the cost of fuel cells decline to the level necessary to compete with the grid.


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


EMPLOYEES

     As of May 31, 2002, we employed 183 persons. None of our employees are represented by a labor union. We consider our relationships with our employees to be satisfactory. All key employees have signed confidentiality and non-competition agreements. These agreements prohibit our employees from disclosing any of our confidential information at any time during or after their employment with us and prohibit them from competing with us for one year following termination of their employment.


RISK FACTORS

     We believe that the occurrence of any or some combination of the following factors could have a material adverse effect on our business, financial condition and results of operations.


WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL NEEDED TO OPERATE AND GROW OUR BUSINESS, THEREBY REQUIRING US TO SCALE BACK OR CEASE OPERATIONS.

     Our capital requirements in connection with our development and commercial activities have been and will continue to be significant. We will require substantial additional funds to continue the research, development and testing of our technologies and products, to obtain patent protection relating to our technologies when appropriate, and to manufacture and market our products. We believe that we will need to raise additional funds to achieve commercialization of our products. There is no assurance that any additional financing will be available on commercially attractive terms, in a timely fashion, in sufficient amounts, or at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available, we may have to scale back our operations, including our product development, manufacturing and marketing activities, all of which could cause us to lose both customers and market share and ultimately cease operations.

     We anticipate incurring substantial losses over at least the next several years and believe that our current cash balances will provide sufficient capital to fund operations at least through May 31, 2003.


WE MAY NEVER SUCCESSFULLY COMPLETE THE RESEARCH AND DEVELOPMENT REQUIRED TO COMMERCIALIZE OUR FUEL CELL SYSTEMS.

     We are currently in the research and development stage of our residential cogeneration fuel cell systems. We have shipped and installed to ECO and other customers a limited number of alpha and beta fuel cell units for testing purposes. We must significantly decrease the costs of our fuel cell systems and improve their overall efficiency in order to begin viable commercialization of our fuel cell products. Although we have entered into an agreement with ECO for the sale of our residential cogeneration fuel cell products, we have not yet produced a commercially viable fuel cell system. We may not successfully complete our research and development program and accordingly we may never have commercial sales of our residential cogeneration fuel cell products.


WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION, WE EXPECT FUTURE LOSSES AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     We have incurred net losses each year since our inception in 1989 and had an accumulated loss of approximately $95 million as of May 31, 2002. We expect to continue to incur net losses at least through our fiscal year 2005 and these losses may be substantial. To implement our business strategy, we will have to incur a high level of fixed operating expenses and we will continue to incur considerable research and development expenses and capital expenditures. Further, we expect the cost to produce our initial products to be higher than their sales price. Accordingly, if we are unable to generate substantial revenues and positive cash flows we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to generate future revenues will depend on a number of factors, many of which are beyond our control. These factors include the rate of market acceptance of our products, regulatory developments and general economic trends. Due to these factors, we cannot anticipate with any degree of certainty what our revenues, if any, will be in future periods. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market.


OUR DIRECT HYDROGEN PRODUCTS REPRESENT AN EMERGING TECHNOLOGY WHICH MAY GIVE RISE TO PROBLEMS REGARDING SUPPLY OF COMPONENT PARTS, COMMERCIAL ACCEPTANCE AND GOVERNMENT REGULATION.

     Our direct hydrogen products, such as the EPAC operating system, are fueled in part through compressed hydrogen cylinders. Distribution channels for some of our intended markets are in their infancy, which may make it difficult or expensive for our customers to obtain hydrogen for use with our products, which could affect the marketability and profitability of our direct hydrogen products. Distribution of hydrogen cylinders is currently subject to specific regulation by the U.S. government. Should the government decide to impose changes in the regulations on the handling of compressed hydrogen cylinders, such regulations may affect the cost or availability of such cylinders, which could affect the marketability and profitability of our direct hydrogen products. Building codes and standards relating to the use of hydrogen may make it expensive or impossible for our customers to use hydrogen as a fuel in some of our intended markets. Any changes to building codes and standards relating to the use of hydrogen could make it more expensive or impossible for our customers to use hydrogen as a fuel in some of our intended markets.

     As our direct hydrogen products contain emerging technologies, there are currently few competitors with similar product offerings. The inability of consumers to compare our products to other products may negatively affect consumer confidence in our products, which would accordingly have negative effects on our profitability and marketability. In addition our product uses components which incorporate new technology, it is possible that these components might be in short supply or may be discontinued by our current suppliers.


OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET IF WE ARE NOT ABLE TO DEMONSTRATE COMPLIANCE WITH THE CONTINUED LISTING REQUIREMENTS.

     Our common stock is currently listed on The Nasdaq National Market under the symbol "HPOW." However, there is a significant risk that we may be delisted from The Nasdaq National Market. In order for our common stock to continue to be quoted on The Nasdaq National Market, we must satisfy various listing maintenance standards established by Nasdaq. Under these listing maintenance standards, if the closing bid price of our common shares is under U.S. $1.00 per share for a specified period of time, Nasdaq may delist our common shares from trading on The Nasdaq National Market.

     Nasdaq sent us a letter dated August 6, 2002 in which it informed us that we no longer meet Nasdaq's minimum $1.00 per share requirement. The letter gave us 90 days within which we can regain compliance with this requirement. In the event that we are unable to do so, we can request that we be moved to the Nasdaq SmallCap Market, and we will be granted an additional 90 days to come into compliance with the maintenance requirements for the Nasdaq SmallCap Market. In the event that our common stock is eventually delisted from the Nasdaq, trading in our common stock would thereafter be conducted in, the over-the-counter markets in the so-called "pink sheets" or the OTC Bulletin Board. The delisting of our common stock from The Nasdaq National Market would result in a material reduction in some or all of the following, each of which may have a material adverse effect on our investors:

o    the liquidity of our common stock;

o    the market price of our common stock;

o the number of institutional investors that will consider investing in our common stock;

o the number of investors in general that will consider investing in our common stock;

o    the number of market makers in our common stock;

o the availability of information concerning the trading prices and volume of our common stock;

o the number of broker-dealers willing to execute trades in shares our common stock; and

o    our ability to obtain financing for the continuation of our operations.


IF OUR SECURITIES WERE DELISTED FROM THE NASDAQ NATIONAL MARKET, THEY MAY BE TREATED AS "PENNY STOCKS", WHICH WOULD FURTHER REDUCE THE LIQUIDITY IN OUR COMMON STOCK AND MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

     If our common stock were delisted from The Nasdaq National Market, it could become subject to the SEC's "Penny Stock" rules. "Penny stocks" generally are equity securities with a price of less than $5.00 per share that are not registered on certain national securities exchanges or quoted on the Nasdaq system. Broker-dealers dealing in our common stock would then be subject to the disclosure rules for transactions involving penny stocks which require the broker-dealer to determine if purchasing our common stock is suitable for a particular investor. The broker-dealer must also obtain the written consent of purchasers to purchase our common stock. The broker-dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker-dealer last purchased or sold our common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, hence, limit the liquidity of our common stock. Certain institutions and investors will not invest in penny stocks.


ANY ADVERSE CHANGE IN OUR RELATIONSHIP WITH ECO FUEL CELLS, LLC WOULD DELAY OUR ABILITY TO GENERATE REVENUES.

     We believe that a substantial portion of our revenues over the next two to three years will be derived from sales of our RCUs and direct hydrogen systems to ECO. However, we have not yet fully developed and produced any products we have agreed to sell to ECO. Economic and technical difficulties may prevent us from completing development of all of our products.

     We are heavily dependent on our relationship with ECO to effect the development, sale and distribution of our RCU products. To date, ECO is the only significant domestic entity with whom we have entered into a distribution agreement for any of our products. In addition, our relationship with ECO provides for extensive testing arrangements for our prototype fuel cells, and the feedback we have received and continue to receive pursuant to our ECO relationship is significant in the research and development aspect of our products. Any adverse change in our relationship with ECO would have a detrimental effect on our ability to generate revenues for sales of our fuel cell products, not only with regard to sales to ECO but also with regard to the development of our products for sales to other customers.


THE INABILITY OF ECO TO OBTAIN FUNDING NECESSARY TO MAINTAIN OPERATIONS WOULD AFFECT OUR REVENUES UNDER OUR AGREEMENT WITH ECO.

     ECO's financial ability to perform under its agreement with us is dependent on its ability to purchase RCUs and other products from us and resell such units to its customer base. This in turn depends on our ability to produce in a timely fashion, reliable and competitive fuel cells for ECO's customers. Also, in order to provide additional funding for its marketing and sales programs, ECO has implemented a 10b5-1 plan to sell shares of our common stock. Should ECO be unable to sell its shares of our common stock at adequate prices or within a reasonable period of time, it is possible that ECO may encounter liquidity problems, which may affect its ability to perform under our agreement, which would in turn affect the revenues we would receive pursuant to the agreement.


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


FAILURE OF OUR FIELD TESTS COULD NEGATIVELY IMPACT DEMAND FOR OUR PRODUCTS.

     We are currently field testing a number of our products. At the end of fiscal 2002, beta stage RCUs were undergoing field tests. We have and may continue to encounter problems and delays during these field tests for a number of reasons, including the failure of our technology or the technology of third parties, as well as our failure to maintain and service our prototypes properly. Accordingly, any further delays, problems or perceived problems with our field tests could materially harm our reputation and impair market acceptance of, and demand for, our products.


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

     We have begun a cost reduction program to reduce the cost of our products. The current costs of production for our products prohibit these products from being commercially viable. A failure by us to lower our cost structure would have an adverse effect on our commercialization plans and, therefore, our business, prospects, results of operations and financial condition. We expect the production costs of our initial commercial products to be higher than their sales prices.

     Most of our product sales to date have been limited to demonstration and prototype models. We may not be able to produce or commercialize any of our products in a cost-effective manner, and, if produced, we may not be able to successfully market these products. There can be no assurance that sufficiently high production levels will ever occur or that sales prices will ever exceed production costs. If we are unable to produce fuel cell products at competitive prices relative to alternative products, our potential customers will be unlikely to buy our products.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE THE EXPANSION OF OUR OPERATIONS.

     The opening of our new manufacturing facility in July 2001 placed significant demands on our managerial, technical, financial and other resources. We will be required to make significant investments in our engineering and logistics systems, financial and management information systems and to retain, motivate and effectively manage our employees. There can be no assurance that our management skills and systems currently in place will enable us to implement our strategy or enable us to attract and retain skilled management and production personnel. Our failure to manage our growth effectively or to implement our strategy would have a material adverse effect on our ability to produce products and meet our contractual obligations.


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

BECAUSE OUR MAJOR CUSTOMER HAS A REPRESENTATIVE ON OUR BOARD OF DIRECTORS, CONFLICTS OF INTEREST MAY ARISE.

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

ITEM 2. PROPERTIES


     Our principal executive offices were recently relocated to Belleville, New Jersey where we lease through two separate leases approximately 27,000 square feet in two buildings in an industrial park. Each of these leases was due to expire in July 2002 and has been extended to July 2003 with an option to renew for an additional year to July 2004. In January 2001, we entered into a lease for a 90,000 square foot manufacturing facility in Monroe, North Carolina. This lease expires in ten years from date of occupancy with two successive five-year renewal options. In June 2001, HPEC leased approximately 28,000 square feet in an industrial park near Montreal which expires in May 2011 with an option to renew for an additional five years. HPEC also leases an additional 2,900 square feet of manufacturing space near Montreal, which expires in March 2003.


ITEM 3. LEGAL PROCEEDINGS


     We are not a party to any material pending legal proceedings, nor is any of our property, including intellectual property, the subject of any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



     None.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Market Information. Our common stock is traded on the Nasdaq National Market under the symbol "HPOW". As of May 31, 2002, we had 362 stockholders of record. However management believes that a significant number of shares are held by brokers under a "nominee name" and that the actual number of beneficial shareholders exceeds 18,000. The following table sets forth the high and low last reported sale prices for the common stock for each fiscal quarter since August 8, 2000, the effective date of our initial public offering.




                                                 CLOSING SALES PRICES
                                              --------------------------
                                                  HIGH           LOW
2000
  1st Quarter (from August 8, 2000) .........    $28.50        $12.625
  2nd Quarter ...............................    $35.938       $ 5.25
2001
  3rd Quarter ...............................    $11.625       $ 5.25
  4th Quarter ...............................    $16.00        $ 5.25
  1st Quarter ...............................    $14.25        $ 2.75
  2nd Quarter ...............................    $ 5.30        $ 2.58
2002
  3rd Quarter ...............................    $ 4.43        $ 2.23
  4th Quarter ...............................    $ 2.95        $ 1.20

     Dividend Policy. We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon capital requirements and limitations imposed by our credit agreements, if any, and such other factors as our Board of Directors may consider.


EQUITY COMPENSATION PLAN INFORMATION


     The following table gives information about our common stock that may be issued upon exercise of (1) options granted pursuant to our 2000 Stock Option Plan and (2) options granted pursuant to equity compensation plans not approved by security holders as of May 31, 2002.

  PLAN CATEGORY          NUMBER OF SECURITIES         WEIGHTED-AVERAGE          NUMBER OF SECURITIES
                         TO BE ISSUED UPON            EXERCISE PRICE OF         REMAINING AVAILABLE FOR
                         EXERCISE OF OUTSTANDING      OUTSTANDING OPTIONS,      FUTURE ISSUANCE UNDER
                         OPTIONS, WARRANTS AND        WARRANTS AND RIGHTS       EQUITY COMPENSATION
                         RIGHTS                                                 PLANS (EXCLUDING
                                                                                SECURITIES REFLECTED IN
                                                                                COLUMN (a))

                                      (A)                       (B)                          (C)
  Equity compensation          1,591,845                    $ 9.65                    2,158,155
  plans approved by
  security holders
  Equity compensation          3,190,625                    $ 7.04                      N/A
  plans not approved by
  security holders

                               ---------                    ------                    ---------
  TOTAL                        4,782,470                    $ 7.91                    2,158,155
                               =========                    ======                    =========

   (1) Includes option grants to the following parties as follows:

   a. Options to purchase 500,000 shares of Common Stock, granted in July 1999, which became exercisable in full on the date of grant and which expire five years from the date of grant, granted to Norman Rothstein, a former director and former officer of the Company.

   b. Options to purchase 300,000 shares of Common Stock, granted in April 2000, which became exercisable in full on the date of grant and which expire five years from the date of grant, granted to Mr. Rothstein.

   c. Options to purchase 500,000 shares of Common Stock, granted in July 1999, which became exercisable in full on the date of grant and which expire five years from the date of grant, granted to Frederick Entman, a former director and former officer of the Company.

   d. Options to purchase 300,000 shares of Common Stock, granted in April 2000, which became exercisable in full on the date of grant and which expire five years from the date of grant, granted to Mr. Entman.

   e. Options to purchase 500,000 shares of Common Stock granted to H. Frank Gibbard, Chief Executive Officer and a director of the Company, in December 1999, 50% of which became exercisable in October 2000 and the remaining 50% of which became exercisable in October 2001, and which expire five years from the date of grant.

   f. Options to purchase 15,625 shares of Common Stock granted to Arthur Kaufman, Chief Technology Officer of the Company, in March 2000, 33 1/3% of which became exercisable on the date of grant, and the remaining 66 2/3% of which shall become exercisable in two annual installments starting in March 2001 and which expire five years from the date of grant.

   g. Options to purchase 225,000 shares of Common Stock granted to Thomas Michael, Vice President -- Administration of the Company, in December 1999, which shall become exercisable in three annual installments starting in October 2000, and which expire five years from the date of grant.

   h. Options to purchase (i) 250,000 shares of Common Stock granted in December 1999, which shall become exercisable in three annual installments starting in December 2000 and (ii) 125,000 shares of Common Stock granted in February 2000, which shall become exercisable in three annual installments starting in December 2000, and which expire in December 2004, granted to William Zang, Chief Financial Officer and a director of the Company.

   i. Options to purchase 125,000 shares of Common Stock granted to Jean-Guy Chouinard, Vice-President Business Development of H Power Enterprises of Canada, Inc., granted in December 1999, 33 1/3% of which became exercisable on the date of grant, and the remaining 66 2/3% of which shall become exercisable in two annual installments starting in December 2000, and which expire five years from the date of grant.

   j. Options to purchase 100,000 shares of Common Stock granted to Thomas Russo, a former director of the Company, granted in July 1999, which became exercisable in full on the date of grant, and which expire in July 2004.

   k. Options to purchase 250,000 shares of Common Stock granted to NBG Technologies, a Company controlled by members of Mr. Rothstein's family, granted in March 2000, which became exercisable in full on the date of grant and which expire five years from the date of grant.


     These option grants have been made to officers, directors and consultants and have been generally granted with an exercise price equal to the fair market value of the Common Stock on the date of grant.



     USE OF PROCEEDS


     During the year ended May 31, 2001, net proceeds, after underwriting commissions and additional expenses, of approximately $102 million were received in conjunction with the Company's initial public offering of its securities pursuant to Registration Statement (Registration No. 333-34234) on Form S-1, declared effective by the Securities and Exchange Commission on August 8, 2000. As of May 31, 2002, $44 million has been used to fund operating activities and $9.4 million has been used to fund capital expenditures for plant and equipment. The remainder of the net proceeds are invested in a variety of investment grade securities, including money market funds and government and corporate obligations with maturities of less than one year.

ITEM 6. SELECTED FINANCIAL DATA


     The selected financial data set forth below as of and for the years ended May 31, 2002, 2001, 2000, 1999 and 1998 have been derived from financial statements, including those set forth elsewhere in this annual report on Form 10-K, audited by PricewaterhouseCoopers LLP, independent accountants. The following should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report on Form 10-K:


                                                                  FISCAL YEAR ENDED MAY 31,
                                                                         (UNAUDITED)
                                               ----------------------------------------------------------------
                                                    2002          2001         2000         1999        1998
                                               -------------- ------------ ------------ ----------- -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
 Revenues:
 Products ....................................   $  1,820      $   1,474    $     677    $    501    $     99
 Contracts ...................................        756          2,169        3,003         517         619
                                                 --------      ---------    ---------    --------    --------
 Total revenues ..............................      2,576          3,643        3,680       1,018         718
                                                 --------      ---------    ---------    --------    --------
OPERATING EXPENSES:
 Cost of revenues--products ..................      3,613          2,499          848         614         355
 Cost of revenues--contracts .................        568          2,994        2,609         466         436
 Research and development ....................     18,905         13,466        5,339       3,051       2,813
 Selling, general and administrative .........      9,158         11,846       12,565       3,813       3,514
 Other costs .................................        677             --           --          --          --
                                                 --------      ---------    ---------    --------    --------
 Total operating expenses ....................     32,921         30,805       21,361       7,944       7,118
                                                 --------      ---------    ---------    --------    --------
Loss from operations .........................    (30,345)       (27,162)     (17,681)     (6,926)     (6,400)
Interest and other income, net ...............      2,435          5,011          746         182         723
Interest expense .............................         (5)            --          (77)        (22)        (41)
                                                 --------      ---------    ---------    --------    --------
 Net loss ....................................   $(27,915)     $ (22,151)   $ (17,012)   $ (6,766)   $ (5,718)
                                                 ========      =========    =========    ========    ========
 Net loss attributable to common
   stockholders ..............................   $(27,915)     $ (22,192)   $ (17,222)   $ (6,976)   $ (5,928)
                                                 ========      =========    =========    ========    ========
 Loss per share, basic and diluted ...........   $  (0.52)     $   (0.44)   $   (0.49)   $  (0.24)   $  (0.20)
                                                 ========      =========    =========    ========    ========
 Weighted average shares outstanding,
   basic and diluted .........................     53,853         50,415       34,879      29,015      29,011


                                                                     AS OF MAY 31,
                                                                      (UNAUDITED)
                                               ---------------------------------------------------------
                                                  2002       2001       2000        1999        1998
                                               ---------- ---------- ---------- ----------- ------------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
 investments .................................  $59,758    $ 93,372   $ 11,257   $     242   $   4,961
Working capital (deficit) ....................   60,279      94,974     13,213      (1,955)      4,476
Total assets .................................   73,752     105,350     18,650       3,472       7,436
Long-term debt ...............................      125          65         67          69           4
Minority interest ............................       --          --      5,000       5,000       5,000
Mandatorily redeemable convertible
 performed stock .............................       --          --     15,327      15,327      15,327
Total stockholders' equity (deficit) .........   69,737      97,424     (6,938)    (20,464)    (14,356)


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


OVERVIEW

     We design, develop, market and manufacture proton-exchange membrane, or PEM fuel cells and fuel cell systems. Fuel cells are devices that produce electrical energy without combustion and its associated environmental contaminants. The fuel cell systems we make and market are designed to complement or replace conventional power sources, such as batteries and electric power generators. The use of alternative electric power systems is desirable in situations where conventional power sources cannot adequately, economically or technologically supply the power required.

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

     In 1997, we began to use our technologies to develop higher power, stationary PEM fuel cell products for use as primary and supplemental on-site electric power systems for residential use. In August 1999, we entered into a ten-year agreement with ECO, an association of approximately 300 U.S. rural electric cooperatives. The agreement provided for the purchase of $81 million of our fuel cell products which ECO would market, sell, install and service through the rural electric cooperatives. In April 2002, the Company and ECO amended the Agreement (the "Amended Agreement") which continues to provide for the purchase of $81 million of fuel cell products from the Company. The Company and ECO also amended the products and delivery schedule to include both stationary and portable products, increased the unit prices of the products, extended the period of time for the delivery of the substantial majority of the products to 2005 through 2008, and reduced the number of prototype units to be delivered to 21 at a fixed price of $1,380,500.

     We also expanded our relationship with ECO in April 2002 by entering into three agreements, a Sales and Marketing Services Agreement, a Test Reporting and Field Services Agreement and a Memorandum of Agreement (MOA) for a sustainable fuel cell community project. Under the terms of the Sales and Marketing Agreement, ECO will work with H Power to identify potential new markets, applications and distribution channels for our fuel cell products. Under the terms of the Test Reporting and Field Services Agreement, ECO will support us in the installation, maintenance and the setting up of the field service infrastructure to service our fuel cell products. Under the MOA, ECO will work on the development of a sustainable community that includes the generation, storage, transmission of hydrogen, and distribution of hydrogen based fuel cells. We have agreed to pay ECO up to $5.4 million through December 31, 2003, in exchange for the services under these agreements.

     In December 2001, we entered into a memorandum of agreement (the "December MOA") with ECO that amends, in certain respects, the August 1999 agreement. Under the terms of the December MOA, we re-purchased ECO's exclusive rights to sell and distribute the Company's stationary products in areas of the U.S. served by rural electric cooperatives. A limited number of exclusive distribution agreements with ECO's licensed members may remain in effect. The December MOA also grants ECO the non-exclusive right to distribute our other fuel cell products. As consideration for the above, we paid

ECO $2,100,000 (which is the remaining unrecognized revenue related to the initial distribution rights fees) and reduced deferred revenue on the balance sheet by this amount.

     During August 2001, we and Mitsui formed H Power Japan which is a Japanese corporation headquartered in Tokyo. We contributed $84,282 for a 50% ownership interest in the newly created corporation, which is being accounted for using the equity method of accounting. H Power Japan's activities include performing a feasibility study related to the sale and distribution of our fuel cell products in Japan and potentially in other countries.

     We have a limited history of generating revenues and our products have only been recently introduced or are still under development. Through May 31, 2002, we have incurred accumulated losses of approximately $95 million since our inception in 1989 and we anticipate incurring significant losses in the future. Most of our operating expenses will be fixed or increasing in the near term. Therefore, if we are unable to generate significant revenues, our net losses in any given quarter could be greater than expected. In addition, to the extent our beta units do not perform to expectations, our commercialization schedule could be further delayed. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market. We anticipate that a substantial portion of our revenues over the next two to three years will be derived from sales of our stationary and portable units to ECO and Mitsui. The costs of our products are currently higher than we originally anticipated. After the substantial completion of our extended beta test program, we anticipate that limited commercial shipments of our stationary products will commence in late calendar year 2002. These units will be priced substantially higher than competing products and will be used primarily for demonstration purposes by early adopters. As a result, revenues from larger scale commercial shipments are not expected to begin until calendar year 2005, if then.


RESULTS OF OPERATIONS


COMPARISON OF THE YEARS ENDED MAY 31, 2002 AND MAY 31, 2001

     Revenues. Revenues were $2,576,000 for the year ended May 31, 2002 compared to $3,643,000 for the year ended May 31, 2001, a decrease of $1,067,000 or 29%. Our revenues for the year ended May 31, 2002 were derived approximately 71% from product revenues and 29% from contract revenues. Product revenues for the year ended May 31, 2002 were $1,820,000, an increase of $346,000 from $1,474,000 for the year ended May 31, 2001. Contract revenues for the year ended May 31, 2002 were $756,000, a decrease of $1,414,000 from $2,170,000 for the year ended May 31, 2001. The increase in product revenues for the annual comparative periods is principally due to our emphasis on the commercialization of our fuel cell products which resulted in increased sales of our stationary and portable power products to primarily Mitsui and PSA Peugeot Citroen. The decrease in contract revenues for the annual comparative periods is a result of our decreased emphasis on government contracts. Contract revenue for the year ended May 31, 2002 was principally derived from the alpha/beta phase of the ECO contract and a contract to develop fuel cells for PSA Peugeot Citroen. We believe that our contract revenues will continue to decline in the future as the final planned alpha/beta units under our contract with ECO are delivered, and as we are not actively pursuing government contracts and are concentrating our efforts on our commercial products.

     Cost of Revenues. Cost of revenues was $4,181,000 for the year ended May 31, 2002 compared to $5,493,000 for the year ended May 31, 2001, a decrease of $1,312,000. The decrease in cost of revenues is principally due to the estimated loss accrued for the alpha/beta phase of the ECO contract of $1,280,000 in the year ended May 31, 2001. During the year ended May 31, 2002, no additional loss on this contract was incurred. In addition, we and ECO amended our operating agreement in April 2002 which reduced the number of alpha/beta units to be delivered to ECO from 32 to 21 units and reduced certain of our obligations under the alpha/beta phase of the contract. This resulted in a $454,000 reduction in both cost of revenues and the estimated loss accrual in fiscal year 2002. Currently, our cost of material is higher than we anticipated and we have excess production capacity, therefore, we anticipate that our cost of revenues will exceed our revenues for at least the next year, until we are able to reduce material costs and increase production.

     Research and Development. Research and development costs were $18,905,000 for the year ended May 31, 2002 compared to $13,466,000 for the year ended May 31, 2001. The increase in research and development costs of $5,439,000 is primarily the result of additional stationary and portable fuel cell prototype systems which were built and tested in an effort to accelerate the development of these systems. Salaries and employee related costs increased by $1,324,000 for fiscal year 2002 when compared to the same period last year. During the year ended May 31, 2002 costs of materials and supplies related to the building of test units and other development activities, including the write down of obsolete and excess components, increased by approximately $3,772,000 when compared to the same period last year. The remaining increases in research and development costs are primarily related to fees paid to outside suppliers as well as research facilities and related overhead expenses.

     Selling, General and Administrative. Selling, general and administrative costs were $9,158,000 for the year ended May 31, 2002 compared to $11,846,000 for the year ended May 31, 2001, a decrease of $2,688,000. During the year ended May 31, 2001, the Company incurred stock compensation charges of $4,400,000 related to stock options exercised by two former consultants and directors. Excluding the non-cash stock compensation charge in the year ended May 31, 2001, selling, general and administrative expenses increased $1,712,000. This increase consists of an increase in selling expenses of $2,249,000 which includes sales and marketing related services provided by ECO of $904,000. The remaining increase in selling expenses is primarily due to increases in personnel and their related costs and costs associated with the promotion of our portable power products. The increase in selling expenses is offset by reduced general and administrative expenses associated with our continuing emphasis on cost controls.

     Other Costs: During the year ended May 31, 2002, other expenses of $677,000 were incurred as we prepared for production in our North Carolina manufacturing facility. These pre-production expenses include personnel, recruiting and training costs of $397,000 and costs for rent, utilities, insurance and other facility related costs totaling $280,000.

     Interest Income and Other, Net. Interest income and other, net was $2,436,000 for the year ended May 31, 2002 compared to $5,011,000 for the year ended May 31, 2001, a decrease of $2,575,000. This decrease was primarily a result of less interest income earned due to lower interest rates and our reduced short-term investment balances.

     Interest Expense. Interest expense related to equipment financing for the year ended May 31, 2002 was $5,465. There was no interest expense recorded for the year ended May 31, 2001.


COMPARISON OF THE YEARS ENDED MAY 31, 2001 AND MAY 31, 2000

     Revenues. Revenues were $3,643,000 for the year ended May 31, 2001 compared to $3,680,000 for the year ended May 31, 2000, a decrease of $37,000 or 1%. Our revenues for the year ended May 31, 2001 were derived approximately 60% from contract revenues and 40% from product revenues. Contract revenues for the year ended May 31, 2001 were $2,169,000, a decrease of $834,000 from $3,003,000 for the year ended May 31, 2000. Product revenues for the year ended May 31, 2001 were $1,474,000, an increase of $797,000 from $677,000 for the year ended May 31, 2000. The decrease in contract revenues and the increase in product revenues for the annual comparative periods is principally due to our emphasis on commercialization of our fuel cell products. Contract revenues for the year ended May 31, 2001 were principally derived from contracts with the National Institute of Standards & Technology to build and demonstrate a 5 kilowatt fuel cell system for primary and backup power for telecommunication systems and the alpha/beta phase of the ECO contract. Product revenues for the year ended May 31, 2001 were derived from sales of stationary high power units to Mitsui, Hydro Quebec and Gaz de France and sales of low power portable systems to various customers. With the exception of the alpha/beta phase of the ECO contract, we believe that our contract revenues will continue to decline in the future as we are concentrating our efforts on our commercial products and are not actively pursuing government contracts.

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

     Research and Development. Research and development costs were $13,466,000 for the year ended May 31, 2001 compared to $5,339,000 for the year ended May 31, 2000. The increase in research and development costs of $8,127,000 is primarily the result of costs associated with the continuing development of our high power fuel cell systems and the development of our portable and mobile systems. Salaries and employee related costs increased by $2,538,000 for the fiscal year 2001 when compared to the same period the previous year. During the year ended May 31, 2001 costs of materials and supplies related to the building of test units and other development activities, including the write down of obsolete and excess components, increased by approximately $4,611,000 when compared to the same period the previous year. The remaining increases in research and development costs were primarily related to fees paid to outside suppliers as well as research facilities and related overhead expenses. In May 2001, our Canadian operations moved into a new facility and incurred non-recurring costs associated with this move, including the write off of unamortized leasehold improvements.

     Selling, General and Administrative. Selling, general and administrative costs were $11,846,000 for the year ended May 31, 2001 compared to $12,565,000 for the year ended May 31, 2000, a decrease of $719,000. During the year ended May 31, 2001, the Company incurred stock compensation charges of $4,400,000 related to stock options exercised by two former consultants and directors. During the year ended May 31, 2000, the Company incurred charges for cash payments totaling $2,100,000 to terminate our agreements with the two former consultants and directors and NBG Technologies, Inc., and an associated stock compensation charge of $5,175,000 relating to the issuance of stock options granted concurrently with the termination of those agreements and payment of services. Excluding these non-cash stock compensation charges and nonrecurring cash payments in both years, selling, general and administrative expenses increased $2,156,000. This increase consisted primarily of $770,000 in salaries and employee related expenses, $617,000 in professional services and supplies including professional services related to site identification, lease negotiations and lease preparation for our facilities in Montreal, North Carolina and New Jersey and other expenses concurrent with the growth of our operations.

     Interest Income and Other, Net. Interest income and other, net was $5,011,000 for the year ended May 31, 2001 compared to $746,000 for fiscal 2000, an increase of $4,265,000. This increase was primarily a result of interest income earned from the investment of the net proceeds of our initial public offering which was concluded in August 2000. This increase was partially offset by a loss on foreign exchange for the year ended May 31, 2001 of $137,000 compared to a loss of $23,000 for the year ended May 31, 2000.

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

     At May 31, 2002, we had net working capital of approximately $60,279,000 which included cash and cash equivalents and short-term investments totaling $59,758,000, compared to net working capital of $94,974,000 which included cash and cash equivalents, restricted cash and short-term investments of $93,872,000 at May 31, 2001. The decrease in net working capital is primarily due to the reduction of cash and cash equivalents and short-term investments which have been used to fund operating activities and capital expenditures.

     Net cash used by operating activities for the year ended May 31, 2002 was $27,929,000 compared to $16,242,000 for the year ended May 31, 2001. For the year ended May 31, 2002 and 2001, cash was primarily used to fund the net losses of $27,915,000 and $22,151,000 respectively. The non-cash portion of the net losses consists primarily of depreciation and amortization which was $1,418,000 for the year ended May 31, 2002 and stock compensation expense and depreciation and amortization of $5,184,000 for the year ended May 31, 2001. Cash in the amount of $2,100,000 was also used to re-purchase ECO's exclusive rights to sell and distribute our stationary products in certain areas of the U.S. Offsetting these uses of cash was a reduction in inventories of $2,200,000 due primarily to increased product sales and increased efforts to control inventory balances.

     Net cash provided by and used by investing activities was $19,692,000 and $46,984,000 for years ended May 31, 2002 and 2001, respectively. For the year ended May 31, 2002, we made net sales of short-term investments of $26,096,000 and had capital expenditures of $6,404,000. For the year ended May 31, 2001, we had net purchases of short-term investments of $44,107,000 and had capital expenditures of $2,877,000 We believe that we will have to spend approximately $2,000,000 for additional capital expenditures during fiscal 2003 to support our continuing product development, manufacturing and commercialization activities.

     In January 2001, we signed a ten-year lease for approximately 90,000 square feet of manufacturing and office space in Monroe, North Carolina. This lease has two five-year renewal options exercisable at the end of the 10th year. We occupied the facility in July 2001. The annual base rental rate for this facility is approximately $308,000, subject to annual inflation adjustments. In addition to the base rent, we are responsible for the cost of maintenance, taxes and insurance.

     We currently occupy space in New Jersey in two facilities. Leases for these facilities were due to expire in July 2002 and have been extended to July 2003 with an option to renew for an additional year to July 2004.

     The lease for our former facility in Canada was terminated in July 2001, prior to the September 2001 expiration date, for an insignificant cost. We signed a ten-year binding Offer to Lease for a facility in Canada with approximately 28,000 square feet in January 2001. We commenced our operations in this facility in May 2001. This lease has a five-year renewal option exercisable at the end of the 10th year. The annual base rental rate for this facility for the first and second five year periods is approximately $171,000 and $198,000, respectively. In addition to the base rent, we are responsible for the cost of maintenance, taxes and insurance. We also lease an additional facility in Canada with 2,900 square feet which expires in March 2003.

     Based on our current business plan, we believe that the net proceeds from our IPO will be adequate to fund our operations at least through May 31, 2003. We are implementing business plans to provide for adequate funds for operations through May 31, 2004, although there are no assurances that such plans will be successful. The successful execution of our business plan includes meeting revenue estimates, the continuation of our product development activities, continued expansion of our manufacturing operations, and the expansion of sales and marketing to support the commercialization of our fuel cell systems. We anticipate that we will incur substantial losses over at least the next few years due to expenditures for these activities. The successful commercialization and introduction of our products may be affected by the cost competitiveness of our products, the future costs of fuels used by our products, consumer reluctance to try a new product, the pace of utility deregulation nationwide and the emergence of newer, more competitive technologies and products. These factors may affect our ability to secure additional funding which we will pursue during fiscal 2003. In the event we are unable to secure adequate additional funding during fiscal 2003, we expect to scale back our operations.


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

     Revenues on contracts include reimbursed direct costs and allowable allocated indirect costs incurred, plus recognized profits. Profit is recognized on cost-reimbursable contracts as costs are incurred, and under fixed-price contracts on the cost-to-cost method or the units of delivery method of the percentage-of-completion method. When it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. The impact of revisions in contract estimates are recognized on a cumulative catch up basis in the period in which revisions are made. The complexity of the estimation process and all issues related to the percentage-of-completion method of contract accounting affect the amounts reported in our financial statements. A number of internal and external factors affect our cost estimates including labor rates, future materials prices and customer specification and testing requirements changes. The revenues related to contracts which qualify as best-efforts research and development arrangements are treated as an offset to the Company's research and development expenses. Revenues from product distribution rights fees related to our agreement with ECO were deferred and recognized as contract revenue on a straight-line basis over the term of the distribution agreement. As of May 31, 2002, there are no additional product distribution rights fees included in deferred revenue that will be recognized as contract revenue in future periods.

     Inventories: We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. In addition, our industry is characterized by technological change, frequent new product development and product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in our forecasts or technological developments could have a significant impact on the value of our inventory and our reported operating results.

     Product Warranty: We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. We typically negotiate varying terms regarding warranty coverage and length of warranty dependant upon the product involved and the type of customer. Our typical warranties require us to repair or replace defective product during the warranty period at no cost to the customer. As of the balance sheet date, we record an estimate for warranty related costs for products sold based on our historical experience and expectation of future conditions. While we believe that our estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

     Long-Lived Assets: Long-lived assets including plant, equipment, intangible and certain other long-lived assets are amortized over their useful lives. We periodically review the useful lives and the carrying values of our long-lived assets for continued appropriateness. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items.


CONTRACTUAL OBLIGATIONS


     The following table summarizes our contractual obligations in the fiscal years subsequent to May 31, 2002:




     CONTRACTUAL                     LESS THAN       1 TO 3       4 TO 5       AFTER 5
     OBLIGATIONS         TOTAL         1 YEAR        YEARS         YEARS        YEARS
-------------------- ------------- ------------- ------------- ------------ ------------
Obligations to ECO    $4,445,334    $3,520,002    $  925,332    $       --   $       --
Long-term debt           139,415        14,890        53,954        70,571           --
Operating leases       4,856,168       629,865     1,507,263     1,080,691    1,638,349
                      ----------    ----------    ----------    ----------   ----------
Total                 $9,440,917    $4,164,757    $2,486,549    $1,151,262   $1,638,349
                      ==========    ==========    ==========    ==========   ==========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Our financial market risk includes risks associated with international operations and related foreign currencies, as we have a significant operation in Canada. Expenses in this operation are incurred in Canadian dollars and, therefore, are subject to foreign currency exchange risk. Through May 31, 2002, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. In addition, our international business is subject to the risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other legal regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these and other factors.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of H Power Corp.:


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 49 present fairly, in all material respects, the financial position of H Power Corp. and its subsidiary at May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, NJ
July 31, 2002

                         H POWER CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET




                                                                                     MAY 31,
                                                                       -----------------------------------
                                                                             2002               2001
                                                                       ----------------   ----------------
ASSETS
Current assets
 Cash and cash equivalents .........................................    $  41,678,324      $  49,440,059
 Short-term investments ............................................       18,079,617         43,931,759
 Restricted cash ...................................................               --            500,000
 Account receivable net of allowance for doubtful accounts of
   $60,000 at May 31, 2002 and 2001, respectively ..................        1,316,828            755,257
 Unbilled receivables ..............................................           58,333            214,825
 Inventories, net ..................................................        2,098,421          4,300,912
 Tax credit receivable .............................................          174,418            325,013
 Prepaid expenses and other current assets .........................          762,828          1,367,275
                                                                        -------------      -------------
   Total current assets ............................................       64,168,769        100,835,100
Plant and equipment, net ...........................................        8,800,313          3,627,135
Patents, net of accumulated amortization of $69,291 and $49,627 at
 May 31, 2002 and 2001, respectively ...............................          368,370            347,532
Restricted cash ....................................................           50,000             50,000
Other assets .......................................................          364,167            490,404
                                                                        -------------      -------------
   Total assets ....................................................    $  73,751,619      $ 105,350,171
                                                                        =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current maturities of long-term debt ..............................    $     136,765      $     121,875
 Accounts payable ..................................................        1,492,720          2,871,904
 Accrued expenses ..................................................        1,659,251          2,240,876
 Deferred revenue ..................................................          601,163            626,743
                                                                        -------------      -------------
   Total current liabilities .......................................        3,889,899          5,861,398
Deferred revenue ...................................................               --          2,000,005
Long-term debt .....................................................          124,525             65,003
                                                                        -------------      -------------
   Total liabilities ...............................................        4,014,424          7,926,406
                                                                        -------------      -------------
Stockholders' equity
 Common stock--$.001 par value; 150,000,0000 shares authorized at
   May 31, 2002 and May 31, 2001; 53,882,828 shares issued and outstanding at May 31, 2002; 53,820,746 shares issued and
   outstanding at May 31, 2001 .....................................           53,883             53,820
 Additional paid-in capital ........................................      164,770,005        164,746,068
 Accumulated deficit ...............................................      (94,813,464)       (66,898,269)
 Accumulated other comprehensive loss ..............................         (273,229)          (477,854)
                                                                        -------------      -------------
   Total stockholders' equity ......................................       69,737,195         97,423,765
                                                                        -------------      -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................    $  73,751,619      $ 105,350,171
                                                                        =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                         H POWER CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                                           YEAR ENDED MAY 31,
                                                           --------------------------------------------------
                                                                 2002             2001             2000
                                                           ---------------- ---------------- ----------------
REVENUES
 Products ................................................  $   1,819,605    $   1,473,722    $     677,440
 Contracts ...............................................        756,107        2,169,568        3,002,847
                                                            -------------    -------------    -------------
 Total revenues ..........................................      2,575,712        3,643,290        3,680,287
                                                            -------------    -------------    -------------
OPERATING EXPENSES
 Cost of revenues--products ..............................      3,612,683        2,498,730          848,767
 Cost of revenues--contracts .............................        568,083        2,994,418        2,608,828
 Research and development ................................     18,905,323       13,466,017        5,338,727
 Selling, general and administrative (including non-cash
   stock compensation expense of $4,400,000 and
   $5,175,079 in the years ended May 31, 2001 and 2000,
   respectively) .........................................      9,158,161       11,846,220       12,565,380
 Other costs .............................................        677,230               --               --
                                                            -------------    -------------    -------------
 Total operating expenses ................................     32,921,480       30,805,385       21,361,702
                                                            -------------    -------------    -------------
 Loss from operations ....................................    (30,345,768)     (27,162,095)     (17,681,415)
 Interest and other income, net ..........................      2,436,038        5,010,727          746,034
 Interest expense ........................................         (5,465)              --          (77,025)
                                                            -------------    -------------    -------------
   Net loss ..............................................  $ (27,915,195)   $ (22,151,368)   $ (17,012,406)
                                                            =============    =============    =============
 Loss per share attributable to common stockholders,
   basic and diluted .....................................  $       (0.52)   $       (0.44)   $       (0.49)
                                                            =============    =============    =============
 Weighted average shares outstanding, basic and diluted ..     53,853,478       50,415,340       34,879,061
                                                            =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                         H POWER CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND
                          COMPREHENSIVE NET LOSS




                                                                                                  ACCUMULATED
                                          COMMON STOCK          ADDITIONAL                           OTHER            TOTAL
                                     -----------------------      PAID-IN        ACCUMULATED     COMPREHENSIVE    STOCKHOLDERS'
                                        SHARES      AMOUNT        CAPITAL          DEFICIT            LOSS       EQUITY (DEFICIT)
                                     ------------ ---------- ---------------- ----------------- --------------- -----------------
Balance (deficiency)--May 31,
 1999 ..............................  29,015,195   $29,016     $  7,663,950     $ (27,734,495)    $ (422,855)     $ (20,464,384)
Sale of common stock ...............   8,160,000     8,160       22,979,124                                          22,987,284
Issuance of common stock upon
 conversion of debt ................     840,000       840        2,099,160                                           2,100,000
Issuance of common stock upon
 exercise of stock options .........      75,000        75           59,925                                              60,000
Issuance of warrants ...............                                150,000                                             150,000
Stock option compensation
 expense ...........................                              5,175,079                                           5,175,079
Other comprehensive loss:
 Net loss ..........................                                              (17,012,406)                      (17,012,406)
 Foreign currency translation
  adjustments ......................                                                                  66,320             66,320
                                                                                                                  -------------
 Other comprehensive loss ..........                                                                                (16,946,086)
                                     ------------ ---------- ---------------- ----------------- --------------- -----------------
Balance (deficiency)--May 31,
 2000 ..............................  38,090,195    38,091       38,127,238       (44,746,901)      (356,535)        (6,938,107)
Sale of common stock ...............   7,000,000     7,000      101,595,793                                         101,602,793
Issuance of common stock upon
 conversion of preferred stock .....   6,000,000     6,000       15,320,766                                          15,326,766
Issuance of common stock upon
 exercise of stock options .........     781,170       781          304,219                                             305,000
Issuance of common stock upon
 conversion of minority interest       1,666,665     1,666        4,998,334                                           5,000,000
Issuance of common stock in
 payment of dividends to DQE
 Enterprises, Inc. .................     282,716       282             (282)                                                 --
Stock option compensation
 expense ...........................                              4,400,000                                           4,400,000
Other comprehensive loss:
 Net loss ..........................                                              (22,151,368)                      (22,151,368)
 Foreign currency translation
  adjustments ......................                                                                  53,521             53,521
 Unrealized loss on short-term
  investments ......................                                                                (174,840)          (174,840)
                                                                                                                  -------------
 Other comprehensive loss ..........                                                                                (22,272,687)
                                     ------------ ---------- ---------------- ----------------- --------------- -----------------
Balance (deficiency)--May 31,
 2001 ..............................  53,820,746    53,820      164,746,068       (66,898,269)      (477,854)        97,423,765
Issuance of common stock upon
 exercise of stock options .........      62,082        63           23,937                                              24,000
Other comprehensive loss:
 Net loss ..........................                                              (27,915,195)                      (27,915,195)
 Foreign currency translation
  adjustments ......................                                                                 (38,733)           (38,733)
 Unrealized gain on
  short-term investments ...........                                                                 243,358            243,358
                                                                                                                  -------------
 Other comprehensive loss ..........                                                                                (27,710,570)
                                     ------------ ---------- ---------------- ----------------- --------------- -----------------
Balance (deficiency)--May 31,
 2002 ..............................  53,882,828   $53,883     $164,770,005     $ (94,813,464)    $ (273,229)     $  69,737,195
                                      ==========   =======     ============     =============     ==========      =============

The accompanying notes are an integral part of these consolidated financial statements.

                         H POWER CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                               YEAR ENDED MAY 31,
                                                              -----------------------------------------------------
                                                                     2002              2001              2000
                                                              ----------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ...................................................   $ (27,915,195)    $ (22,151,368)    $ (17,012,406)
 Adjustments to reconcile net loss to net cash used by
   operating activities:
 Depreciation and amortization ..............................       1,418,314           783,705           654,917
 Obsolescence and lower of cost or market allowances ........         154,080           940,857                --
 Loss on disposal of equipment ..............................           9,549            79,760             3,263
 Provision for impaired assets ..............................              --           415,146                --
 Stock option compensation expense ..........................              --         4,400,000         5,175,079
 Warrants issued in payment of services .....................              --                --           150,000
 Changes in assets and liabilities:
   Accounts receivables .....................................        (561,571)          123,053          (743,081)
   Unbilled receivables .....................................         156,492              (275)          (28,267)
   Inventories ..............................................       2,048,411        (3,940,770)         (959,880)
   Tax credit receivable ....................................         150,595           605,104          (285,326)
   Prepaid expenses and other assets ........................         596,848          (165,470)       (1,683,599)
   Accounts payable .........................................      (1,379,185)        1,674,101          (203,112)
   Accrued expenses .........................................      (1,470,314)        2,124,759           700,129
   Deferred revenue .........................................      (2,025,585)          (73,825)        2,450,573
   Estimated losses on uncompleted contracts ................         888,690        (1,056,453)               --
                                                                -------------     -------------     -------------
    Total adjustments .......................................         (13,676)        5,909,692         5,230,696
                                                                -------------     -------------     -------------
    Net cash used by operating activities ...................     (27,928,871)      (16,241,676)      (11,781,710)
                                                                -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net sales (purchases) of short-term investments ............      26,095,501       (44,106,599)               --
 Capital expenditures for plant and equipment ...............      (6,403,694)       (2,877,225)       (1,124,691)
 Proceeds from sale of equipment ............................              --                --             4,209
                                                                -------------     -------------     -------------
    Net cash provided (used) by investing activities ........      19,691,807       (46,983,824)       (1,120,482)
                                                                -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock .....................          24,000       101,907,793        23,047,284
 Proceeds from related party borrowings .....................              --                --         1,461,987
 Repayment of related party borrowings ......................              --                --          (654,641)
 Repayments of long-term debt ...............................          (9,938)           (3,110)               --
 Cash pledged as collateral .................................              --          (550,000)               --
 Return of cash pledged as collateral .......................         500,000                --                --
 Other ......................................................              --                --            (2,364)
                                                                -------------     -------------     -------------
    Net cash provided by financing activities ...............         514,062       101,354,683        23,852,266
                                                                -------------     -------------     -------------
Effect of exchange rate changes on cash and cash
 equivalents ................................................         (38,733)           53,521            65,174
                                                                -------------     -------------     -------------
    Net (decrease) increase in cash and cash equivalents           (7,761,735)       38,182,704        11,015,248
Cash and cash equivalents at beginning of period ............      49,440,059        11,257,355           242,107
                                                                -------------     -------------     -------------
Cash and cash equivalents at end of period ..................   $  41,678,324     $  49,440,059     $  11,257,355
                                                                =============     =============     =============
SUPPLEMENTAL CASH FLOW INFORMATION
 Equipment purchased under capital leases ...................   $      84,350                --                --
 Cash paid for interest .....................................   $       5,465                --     $      99,829
 Conversion of related party borrowings to equity ...........              --                --     $   2,100,000
 Conversion of preferred stock to equity ....................              --     $  15,326,766                --
 Conversion of minority interest to equity ..................              --     $   5,000,000                --

 The accompanying notes are an integral part of these consolidated financial statements.

                         H POWER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGIFICANT ACCOUNTING POLICIES

     Nature of Business. H Power Corp. (the "Company") was organized on June 6, 1989 under the laws of the State of Delaware. The Company designs, develops, markets and manufactures proton-exchange membrane fuel cells and fuel cell systems designed to provide electricity for a wide range of stationary and portable applications.

     Initial Public Offering. In August 2000, the Company completed an initial public offering, (the "IPO") of 7,000,000 shares of common stock for a gross aggregate offering price of $112 million. The Company incurred underwriting commissions of approximately $7.8 million and additional expenses aggregating approximately $2.6 million in connection with the IPO.

     Liquidity. Our current business plan includes the completion of our product development activities and the expansion of sales and marketing efforts to support the commercialization of our fuel cell systems. The successful commercialization and introduction of our products may be affected by the cost competitiveness of our products, the future costs of fuels used by our products, consumer reluctance to try a new product, the pace of utility deregulation nationwide and the emergence of newer, more competitive technologies and products. We are dependent on a limited number of third parties for the manufacture, assembly and supply of certain key materials and components used to make our products. A disruption in the supply of these materials or the inability to obtain them on commercially reasonable terms would adversely affect our ability to develop, manufacture and market our products. These factors may affect our ability to secure additional funding which we will pursue during fiscal year 2003.

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its Canadian subsidiary, H Power Enterprises of Canada, Inc. ("HPEC"). All significant intercompany accounts and transactions are eliminated.

     Stock Split. The Company declared a 5:1 stock split effective July 24, 2000 for stockholders of record at the close of business on July 21, 2000. This stock split increased the number of common shares outstanding by 30,472,156 shares. All references in the consolidated financial statements referring to share prices, conversion rates, per share amounts, stock option plans and common shares issued and/or outstanding have been adjusted retroactively for the 5-for-1 stock split.

     Use of Estimates. Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. The most significant estimates made in preparing these consolidated financial statements relate to contract revenues and costs, allowance for bad debts and valuation of inventories and deferred income tax benefits. Actual results could differ from those estimates.

     Cash and Cash Equivalents. Cash and cash equivalents represent cash and highly liquid investments with maturities of three months or less.

     At May 31, 2002 and 2001, restricted cash in the amount of $50,000 and $550,000, respectively, is pledged as collateral for a letter of credit related to the lease and build out of the Company's North Carolina facility. The amounts are recorded under the balance sheet caption "Restricted cash."

     Short-Term Investments. Short-term investments are considered to be available for sale and consist of investments in corporate and government agency debt securities with maturities greater than three months. The investments are carried at fair market value with the difference between cost and fair market value of these investments reflected in other comprehensive loss as a separate component of stockholders' equity. At May 31, 2002, the fair market value of these investments exceeded the cost by $243,358 and at May 31, 2001, the cost of these investments exceeded the fair market value by $174,840.

     Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments

                         H POWER CORP. AND SUBSIDIARY

1. SUMMARY OF SIGIFICANT ACCOUNTING POLICIES (CONTINUED)

and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments at high quality financial institutions and limits the amount of credit exposure to any one institution. The Company had cash balances on deposit at financial institutions at May 31, 2002 and 2001 that exceeded the $100,000 amount insured by the F.D.I.C.

     The Company's receivables are derived from sales to commercial customers and U.S. government agencies. For the fiscal year ended May 31, 2002, 2001 and 2000, the number of commercial customers and percentage of consolidated revenues is as follows: 2002-three commercial customers represented 64% of consolidated revenues, 2001-two commercial customers represented 48% of consolidated revenues and 2000-one commercial customer represented 10% of consolidated revenues. Amounts due to the Company in accounts receivable from these customers were $1,128,369 and $332,410 at May 31, 2002 and 2001, respectively. For the fiscal year ended May 31, 2001, two government contracts represented 33% of consolidated revenues and for the fiscal year ended May 31, 2000, three government contracts represented 73% of consolidated revenues. Amounts due to the Company in accounts receivable and unbilled receivables under these government contracts were $284,719 and $546,840 at May 31, 2001 and 2000, respectively.

     The Company anticipates that a substantial portion of revenues and accounts receivable over the next several years will be derived from sales of our products to ECO Fuel Cells, LLC, a subsidiary of Energy Co-Opportunity, Inc. ("ECO") as discussed in Note 8 and Mitsui & Co., Ltd.

     Inventories, Net. Inventories, which include materials, labor, and overhead, are valued at the lower of cost or market using the first-in, first-out method.

     Plant and Equipment, Net. Plant and equipment are stated at cost, net of accumulated depreciation. Repairs and maintenance costs are expensed as incurred; major renewals and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss on the disposition is reflected in current operations. Depreciation is determined on a straight-line basis for financial reporting purposes and on an accelerated method for tax purposes. Estimated useful lives are generally 3 to 7 years for furniture and office equipment, 5 to 10 years for machinery and equipment and the lesser of the lease terms of 5 to 10 years or the estimated useful lives of the related assets for leasehold improvements.

     Patents. Certain costs associated with obtaining and licensing patents are amortized on a straight-line basis over their estimated useful lives of up to 17 years. Costs associated with patents are capitalized as incurred. Amortization of such costs begins once the patent has been issued.

     Amortization expense for the fiscal years ended May 31, 2002, 2001 and 2000 was $19,664, $15,339 and $15,402, respectively. During the fiscal year ended May 31, 2001, the Company discontinued the application process for patents in certain foreign countries and charged $104,353 to research and development expense for expenditures capitalized in previous fiscal years.

     Long-Lived Assets. The Company reviews long-lived assets including intangible assets for impairment. Whenever facts or circumstances indicate that the carrying amount of an asset may not be recoverable, the carrying amount of the asset is adjusted to fair value. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted net cash flows, expected to be generated by the asset. If an impairment is identified, the asset is written down to fair value. Fair value is based on estimated proceeds upon disposal or discounted cash flows.

     Foreign Currency Translation. The financial statements of HPEC were prepared in Canadian dollars and translated into U.S. dollars based on the current exchange rate in effect at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments in stockholders' equity and accordingly have no effect on net income. Transaction gains and losses, which are not material, are included in the statement of operations.

                         H POWER CORP. AND SUBSIDIARY

1. SUMMARY OF SIGIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition. Revenues from sales of products are recognized when the product has been shipped and the Company has met its obligations under the sales contract. These obligations vary based on the specific product type and customer. Revenues from sales of products requiring the Company to perform installation are recognized when installation has been completed. Revenues from sales of products allowing a 30 day customer acceptance period are recognized at the conclusion of the acceptance period. Revenues from sales of test and evaluation products used by customers primarily for research and development purposes are sold without a right of return and without a customer acceptance period. Revenues from sales of test and evaluation products are recognized when the product has been shipped. Revenues from product distribution rights fees are deferred upon receipt and recognized into revenue on a straight-line basis over the term of the distribution agreement.

     Revenues on contracts include reimbursed direct costs and allowable allocated indirect costs incurred, plus recognized profits. Profit is recognized on cost-reimbursable contracts as costs are incurred, and under fixed-price contracts on the cost-to-cost method of the percentage-of-completion method (see further discussion of the ECO agreements in Note 8). Revenues recognized on contracts in excess of related billings are reflected as unbilled receivables. When it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. The impact of revisions in contract estimates are recognized on a cumulative catch up basis in the period in which revisions are made. The revenues related to contracts which qualify as best-efforts research and development arrangements are treated as an offset to the Company's research and development expenses.

     Government contract costs, including indirect expenses, are subject to audit and adjustment by the Defense Contract Audit Agency. Contract costs through 1999 have been finalized, and contract revenues for the current and prior years have been recorded in amounts which are expected to be realized upon final settlement. In management's opinion, the results of such audits will not have a material effect on the Company's financial position, results of operations or cash flows.

     Research and Development. Research and development expenses consist principally of expenditures for research conducted by the Company. Costs for contracts that qualify as best-efforts arrangements are recognized as research and development expenses. All research and development costs are expensed as incurred.

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


     401 (k) Retirement Plan. The Company has a contributory 401(k) Retirement Plan for eligible employees. Under the Plan, employees may generally contribute from 1% to 15% of their salary, however, not in excess of IRS limitations. Employees are 100% vested in their own contributions plus earnings at all times. The Company may provide matching contributions based on the employees' contributions. The Company incurred $131,027 and $15,382 in expense during the year ended May 31, 2002 and 2001, respectively, for matching contributions to this plan.

     Income Taxes and Tax Credits. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. A subjective assessment, which includes anticipating

                         H POWER CORP. AND SUBSIDIARY

1. SUMMARY OF SIGIFICANT ACCOUNTING POLICIES (CONTINUED)

future income, is used in assessing the likelihood of realizing deferred tax assets. Recoverable tax credits arising from the acquisition of capital assets are recorded as a deduction from the cost of the assets acquired while those arising from current expenses are deducted from those expenses in the year of expenditure. All amounts receivable at the end of fiscal 2001 have been collected. In addition, amounts receivable at May 31, 2002 are expected to be received during fiscal 2003.

     H Power Japan. During August 2001, the Company and Mitsui & Co., Ltd. formed H Power Japan which is a Japanese corporation headquartered in Tokyo. The Company contributed $84,282 for a 50% ownership interest in the newly created corporation. The Company's investment in H Power Japan is accounted for using the equity method of accounting. The investment is included in prepaid expenses and other current assets on the consolidated balance sheet as its initial activities primarily involve marketing expenditures in the upcoming year.

     Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of this statement by the Company on June 1, 2001 has not impacted the Company's financial position or results of operations because the Company has not purchased any derivative instruments or entered into any hedging activities, and no derivatives embedded in contracts have been identified.

     In July 2001, the FASB issued SFAS 141, "Business Combinations" (SFAS 141) and SFAS 142, "Goodwill and other Intangible Assets" (SFAS 142). SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires these business combinations be accounted for using the purchase method of accounting. SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under the SFAS 142, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but will be tested for impairment within six months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. The adoption of these standards in fiscal 2002 has not had a material impact on the Company's financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 144 is effective for all quarters of fiscal years beginning after December 15, 2001. The Company anticipates that the adoption of this Statement will not have a material effect on its financial condition or results of operations.

     In July 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities

                         H POWER CORP. AND SUBSIDIARY

1. SUMMARY OF SIGIFICANT ACCOUNTING POLICIES (CONTINUED)

when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces Issue 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


2. INVENTORIES, NET


     Inventories, net consist of the following:



                                                                               MAY 31,
                                                                   -------------------------------
                                                                         2002             2001
                                                                   ---------------   -------------
   Raw materials ...............................................    $  1,370,895      $3,121,568
   Work in process .............................................         305,565       1,089,526
   Finished goods ..............................................       1,516,898       1,030,675
   Obsolescence and lower of cost or market allowances .........      (1,094,937)       (940,857)
                                                                    ------------      ----------
   Total inventories, net ......................................    $  2,098,421      $4,300,912
                                                                    ============      ==========

3. PLANT AND EQUIPMENT, NET


     Plant and equipment, net consists of the following:



                                                         MAY 31,
                                              -----------------------------
                                                   2002            2001
                                              -------------   -------------
   Furniture and office equipment .........   $2,646,695       $1,600,025
   Machinery and equipment ................    3,488,970        2,236,118
   Leasehold improvements .................    6,230,738        2,051,765
                                              ----------       ----------
   Total plant and equipment ..............   12,366,403        5,887,908
   Less: Accumulated depreciation .........    3,566,090        2,260,773
                                              ----------       ----------
   Total plant and equipment, net .........   $8,800,313       $3,627,135
                                              ==========       ==========


     Depreciation expense for the fiscal years ended May 31, 2002, 2001 and 2000 was $1,305,317, $737,255 and $639,515, respectively. During the year ended May 31, 2001, the Company evaluated for impairment, certain research and development assets that it planned to dispose of and recorded an impairment write down of $310,793 which is included in research and development expenses.

                         H POWER CORP. AND SUBSIDIARY

4. ACCRUED EXPENSES


     Accrued expenses consist of the following:



                                                         MAY 31,
                                              -----------------------------
                                                   2002            2001
                                              -------------   -------------
   Salaries and related expenses ..........    $  825,801      $1,015,265
   Estimated loss on ECO contract .........       167,763       1,056,453
   Product warranty .......................       273,040          21,000
   Other ..................................       392,647         148,158
                                               ----------      ----------
   Total accrued expenses .................    $1,659,251      $2,240,876
                                               ==========      ==========

5. LONG-TERM DEBT


     Long-term debt consists of the following:



                                                                           MAY 31,
                                                                  -------------------------
                                                                      2002          2001
                                                                  -----------   -----------
   Note payable, interest at 10%; unsecured, past due .........    $121,875      $121,875
   Government loan, non-interest bearing ......................      65,003        65,003
   Equipment notes payable, due monthly, collateralized by
    related equipment .........................................      74,412            --
                                                                   --------      --------
   Total ......................................................     261,290       186,878
   Less current portion .......................................     136,765       121,875
                                                                   --------      --------
   Long-term debt, less current portion .......................    $124,525      $ 65,003
                                                                   ========      ========


     The past due note payable originated in 1991, the proceeds of which were used for general corporate purposes and were originally due in 1993. The due date was extended until 1997 by mutual agreement between the parties. The lender filed for bankruptcy and is currently in the process of liquidation. The note is past due pending resolution of these matters, and is included in the current portion. Due to the significant uncertainty surrounding the repayment of this note, no interest expense was recorded in the years ended May 31, 2002 and 2001.


     The proceeds from a government loan which originated in the year ended May 31, 1999 were used to finance the last phase of the development of a specific product by HPEC. The loan does not bear any interest and HPEC must repay the loan by paying 1% of the revenue earned on the sale of the product. The period of the loan is ten years or whenever the loan is paid, whichever comes first.


     Principal payments on long-term debt for the fiscal years ended May 31 are due as follows: 2003--$14,890; 2004--$16,341; 2005--$17,933; 2006--$19,680;
2007--$5,568 and subsequent to 2007--$65,003.


6. COMMITMENTS


     The Company leases facilities under operating leases expiring on various dates through 2011. Rent expense for the fiscal years ended May 31, 2002, 2001 and 2000 was $691,448, $259,261 and, $218,376, respectively. Aggregate minimum annual payments under noncancellable operating lease agreements for the five fiscal years subsequent to May 31, 2002 are: 2003--$629,865; 2004--$508,353;
2005--$499,455; 2006--$499,455 and 2007--$527,891.


     The Company has employment agreements with six of its key officers, two of whom are directors. The agreements with its officers expire during October 2002 through September 2004. These agreements provide for base salaries with increases and bonuses at the discretion of the Board of Directors.

                         H POWER CORP. AND SUBSIDIARY

7. INCOME TAXES


     Deferred tax assets are comprised of the following:



                                                              MAY 31,
                                                -----------------------------------
                                                      2002               2001
                                                ----------------   ----------------
   Plant and equipment ......................    $     254,778      $     313,094
   Inventory allowances .....................          485,731            140,071
   Accrued contract loss ....................           67,404            421,947
   Accrued liabilities and other ............        1,176,562            619,468
   Deferred revenue .........................          208,167            887,555
   Stock compensation .......................        2,415,874          2,426,758
   Net operating loss carryforwards .........       29,171,337         18,708,578
                                                 -------------      -------------
   Less valuation allowance .................       33,779,853         23,517,471
   Net deferred tax asset ...................      (33,779,853)       (23,517,471)
                                                 -------------      -------------
                                                 $          --      $          --
                                                 =============      =============


     A full valuation allowance is recorded against the deferred tax assets as realization of these benefits is not considered to be more likely than not.


     The components of the provision (benefit) for income taxes are as follows:




                                                           MAY 31,
                                              ---------------------------------
                                                    2002              2001
                                              ---------------   ---------------
   Current:
    Federal ...............................    $         --      $         --
    State .................................              --                --
                                               ------------      ------------
                                                         --                --
                                               ------------      ------------
   Deferred:
    Federal ...............................      (6,323,779)       (4,835,746)
    State .................................        (894,969)         (705,584)
    Foreign ...............................      (3,043,634)       (2,954,900)
    Change in valuation allowance .........      10,262,382         8,496,230
                                               ------------      ------------
                                                         --                --
                                               ------------      ------------
   Income tax provision (benefit) .........    $         --      $         --
                                               ============      ============


     The Company has generated net operating loss carryforwards of approximately $74 million and $48 million as of May 31, 2002 and May 31, 2001, respectively, which are due to expire between 2022 and 2021. Section 382 of the Internal Revenue Code of 1986, as amended, places a limitation on the utilization of federal net operating loss carryforwards when an ownership change occurs. Generally, an ownership change occurs when a greater than 50% change in ownership takes place over a three-year test period. The annual utilization of net operating loss carryforwards generated prior to such change in ownership is limited, in any one year, to a percentage of the fair market value of the Company at the time of the ownership change.


     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. income tax rate to income before taxes as follows:

                         H POWER CORP. AND SUBSIDIARY

7. INCOME TAXES (CONTINUED)


                                                                  YEARS ENDED MAY 31,
                                                             -----------------------------
                                                                  2002            2001
                                                             -------------   -------------
   U.S. statutory rate ...................................        (34.0)%         (34.0)%
   State and local taxes, net of federal benefit .........        (3.19)           (1.6)
   Foreign taxes .........................................        (1.34)            0.8)
   Imputed interest ......................................           --             1.6
   Other .................................................          1.98            3.6)
   Change in valuation allowance .........................         36.55           38.4
                                                                 -------          -----
   Effective tax rate ....................................         0.00%           0.00%
                                                                 =======         ======

8. ECO RELATIONSHIP AND AGREEMENTS

     ECO is a stockholder of the Company and has a representative on the Company's Board of Directors.

     In August 1999, the Company entered into an operating agreement (the "Agreement") with ECO to develop and provide stationary power fuel cells. ECO paid the Company an initial distribution rights fee of $2,500,000 and agreed to purchase, market and service the Company's stationary power fuel cell systems in exchange for the exclusive marketing, distribution and servicing rights to those areas in the United States that are being serviced by ECO's affiliated rural electric cooperative members. The payment of $2,500,000 for the initial distribution rights was recorded in deferred revenue and recognized as revenue on a straight-line basis over the contractual period. Under the prototype phase of the Agreement, the Company agreed to develop, deliver, and install a total of 39 alpha and beta prototype stationary fuel cell systems (the "prototypes") at a fixed price of $2,680,500, which must meet certain performance requirements. Completed prototypes will be deployed in the field for testing purposes. Provided the Company is able to develop a commercial product, ECO has agreed to purchase products from the Company over several years for a total price of $81 million. Revenues from the sale of the commercial phase of the Agreement will be recognized as the commercial systems are shipped and accepted by the customer and will be classified as product revenues.

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

     In December 2001, the Company entered into a memorandum of agreement (the "MOA") with ECO that amended, in certain respects, the Agreement. Under the terms of the MOA, the Company re-purchased ECO's exclusive rights to sell and distribute the Company's stationary products in areas of the U.S. served by rural electric cooperatives. A limited number of exclusive distribution agreements with ECO's licensed members may remain in effect. The MOA also grants ECO the non-exclusive right to distribute the Company's other fuel cell products. As consideration for the above, the Company paid ECO

                         H POWER CORP. AND SUBSIDIARY

8. ECO RELATIONSHIP AND AGREEMENTS (CONTINUED)

$2,100,000 (which was the remaining unrecognized revenue related to the initial distribution rights fees) and reduced deferred revenue on the balance sheet by this amount. At May 31, 2001, $2,222,223 of the initial distribution rights fees received was included in deferred revenue.

     In April 2002, the Company and ECO amended the Agreement (the "Amended Agreement"). The Amended Agreement continues to provide for ECO, to purchase $81 million of the Company's products exclusively from the Company. The Company and ECO amended the products and delivery schedule to include both stationary and portable products, increased the unit prices of the products, extended the period of time for the delivery of the substantial majority of the products to 2005 through 2008, and reduced the number of prototype units to be delivered to 21 at a fixed price of $1,380,500. At May 31, 2002, the Company has $167,763 accrued for the estimated loss on the prototype phase of this contract obligation.

     In April 2002, the Company and ECO entered into a sales and marketing services agreement, a test reporting, engineering services and field services agreement and a memorandum of agreement for the development of a sustainable fuel cell community. In exchange for ECO's services to be provided under these agreements, the Company will compensate ECO in an amount totaling $5,400,000 through December 31, 2003. In fiscal year 2002, the Company recorded $904,000 in selling, general and administrative expenses for the value of the services rendered related to these agreements.

     For the years ended May 31, 2002, 2001 and 2000, the Company recognized contract revenue of $200,000, $420,000 and $252,000, respectively, under its agreement with ECO and $118,278, $222,218 and $55,556, respectively, for the initial distribution rights fees received under the ECO operating agreement. For the fiscal year ended May 31, 2002, the Company recognized revenue for sales of portable products to ECO of $18,000. At May 31, 2002, accounts receivable includes $391,166 which is due from ECO.

     During the year ended May 31, 2002, the Company paid $207,512 to an entity, in which ECO held a controlling interest, for the development of product documentation, training manuals and courses.


9. RELATED PARTY TRANSACTIONS

     The Company has a customer/vendor relationship with Fuel Cell Components and Integrators, Inc. ("FCCI"), a company controlled by a member of the Rothstein family. The Rothstein family is a principal stockholder of the Company. A member of the Rothstein family served as a director of the Company through April 5, 2000. During the year ended May 31, 2002 and 2001 the Company sold products and services to FCCI totaling $91,755 and $52,300, respectively, and purchased materials from FCCI totaling $281,365 and $165,173, respectively.

     The Company had an arrangement with NBG Technologies, Inc. ("NBG"), formerly known as TechMatics Inc., whereby NBG provided the Company with R&D consulting services. The Rothstein family is a principal stockholder of NBG. Fees and expenses paid to NBG for consulting services for the fiscal year ended May 31, 2000 amounted to $45,065. No amounts were paid in the years ended May 31, 2002 and 2001. The Company believes the fees paid were equivalent to those that would be paid under an arms-length transaction. On March 29, 2000 the Company terminated all agreements with NBG in exchange for a cash payment of $100,000 and options to purchase 250,000 shares of the Company's common stock at an exercise price equal to the initial public offering price of $16 per share.

     On April 5, 2000, two of the Company's directors resigned from the board of directors and terminated their agreements with the Company in exchange for which they each received a cash payment of $1 million and options to purchase 300,000 shares of the Company's common stock at an exercise price equal to the Company's initial public offering price of $16 per share.

                         H POWER CORP. AND SUBSIDIARY

9. RELATED PARTY TRANSACTIONS (CONTINUED)

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

10. EMPLOYEE STOCK OPTION PLANS

     In March 2000, the Company amended and restated their May 1996 stock option plan. Under the stock option plan adopted in March 2000, a maximum of 3,750,000 shares of the Company's common stock have been made available for the granting of options and stock appreciation rights to officers and other key employees of the Company at prices not less than 100% of fair market value of a share of common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any stock option granted must equal 110% of the fair market value on the grant date. 10% of such options granted will generally become exercisable upon date of grant and the remaining 90% of such options will generally vest ratably over a five year period. The stock options will generally expire within ten years from the date of grant. At May 31, 2002, 2001 and 2000, we have granted 989,500, 597,665 and
359,751, respectively, options to purchase common stock under our 2000 plan.

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

     The Company has adopted the disclosure only provisions of SFAS No. 123 and, accordingly, applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its employee stock option plans. Had the Company elected to recognize compensation expense in accordance with the provisions of SFAS No. 123, for the stock option awards granted, its net loss and loss per basic and diluted share attributable to common stockholders for the fiscal years ended 2002, 2001, and 2000 would have been $(30,717,690), $(23,629,731) and $(19,922,223) or $(0.57), $(0.47) and $(0.57) per share, respectively.

     On May 31, 1999, 488,750 employee stock options expired. The Company extended the life of 481,250 of the options, until May 31, 2002 at the same option price of $0.80. The options were vested upon extension. Under APB No. 25, the extension created an additional compensation charge for the difference between the option price and the fair market value of the shares at May 31, 1999 in the amount of $836,125 of which $711,125, $107,000 and $18,000 has been recorded in selling, general and administrative, research and development and cost of revenues--contracts, respectively.

     The fair value of the Company's stock options used to compute the pro forma net loss and loss per share disclosures is the estimated present value on grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                         H POWER CORP. AND SUBSIDIARY

10. EMPLOYEE STOCK OPTION PLANS (CONTINUED)


                                        YEAR ENDED MAY 31,
                                   -----------------------------
                                      2002      2001      2000
                                   --------- --------- ---------
 Dividend yield ..................       0%        0%        0%
 Risk-free interest rate .........    6.82%     6.25%     6.10%
 Volatility (post IPO) ...........   80.79%    72.48%        0%
 Expected life (years) ...........     4.6       4.3       4.0


     Changes in stock options are as follows:



                                             2002                          2001                        2000
                                 ----------------------------   --------------------------   -------------------------
                                                    WEIGHTED                     WEIGHTED                     WEIGHTED
                                                     AVERAGE                      AVERAGE                     AVERAGE
                                                    EXERCISE                     EXERCISE                     EXERCISE
                                      SHARES          PRICE         SHARES         PRICE         SHARES        PRICE
                                 ---------------   ----------   -------------   ----------   -------------   ---------
Beginning balance ............       5,091,116      $  7.56       5,491,625       $ 4.91       1,981,250      $  2.09
Granted or reissued ..........         989,500         5.41         597,665        16.28       3,590,375         6.38
Exercised ....................         (62,082)        1.68        (781,170)        1.70         (75,000)        0.80
Canceled or expired ..........      (1,240,549)        4.82        (217,004)       10.63           (5000)        0.80
                                    ----------      -------       ---------       ------       ---------      -------
Ending balance ...............       4,777,985      $  7.90       5,091,116       $ 7.56       5,491,625      $  4.91
                                    ----------      -------       ---------       ------       ---------      -------
Exercisable ..................       3,500,776      $  7.32       3,684,967       $ 6.30       3,742,194      $  4.73
Weighted average fair value of
 options granted during the
 year ........................                      $  4.57                       $ 9.50                      $  2.19

     Summarized information about stock options outstanding and exercisable at May 31, 2002 is as follows:



                                    OPTIONS OUTSTANDING                OPTIONS EXERCISEABLE
                         ------------------------------------------   -----------------------
                                          WEIGHTED-       WEIGHTED                   WEIGHTED
                                             AVG.          AVERAGE                   AVERAGE
                          NUMBER OF       REMAINING       EXERCISE     NUMBER OF     EXERCISE
    EXERCISE PRICE          SHARES      LIFE IN YEARS       PRICE        SHARES       PRICE
----------------------   -----------   ---------------   ----------   -----------   ---------
              2.50           89,500           9.9            2.50             --         --
              3.00        2,255,000           2.5            3.00      2,041,667       3.00
              3.10          500,000           9.5            3.10        300,000       3.10
              3.60           75,000           9.4            3.60             --         --
             12.36          250,000           9.2           12.36             --         --
             16.00        1,567,410           4.8           16.00      1,150,894      16.00
             18.69           41,075           8.5           18.69          8,215      18.69
--------------------      ---------           ---           -----      ---------      -----
   $2.50 to $18.69        4,777,985           6.1          $ 7.90      3,500,776     $ 7.32
====================      =========           ===          ======      =========     ======


11. STOCKHOLDERS' EQUITY


     The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001 per share. There was no preferred stock issued and outstanding as of May 31, 2002 and 2001.


     The Company's common stockholders are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The Company's common stockholders have no preemptive rights or rights to convert their common stock into any other security.

                         H POWER CORP. AND SUBSIDIARY

11. STOCKHOLDERS' EQUITY (CONTINUED)

     On August 25, 1999, ECO purchased 5,000,000 shares of the Company's common stock, $.001 par value, at a price of $3.00 per share for a total investment of $15,000,000. In addition to the stock purchase, the Company and ECO entered into a ten year operating agreement. See Note 8.


     In order to enter into the operating agreement with ECO, the Company modified its pre-existing agreement with DQE Enterprises to allow ECO to have exclusive marketing, distribution and servicing rights under the Agreement in certain geographic areas that had previously been granted to DQE Enterprises. As part of the consideration for modifying the DQE Enterprises agreement, the Company agreed to amend article IV B3(a)(i) of the Amended and Restated Certificate of Incorporation to change the redemption price of the Company's previously issued Series A convertible preferred stock from $16.50 per share to $18.00 per share, thus increasing the liquidation value of the Series A convertible preferred stock by $300,000. Also as part of the consideration, the Company issued common stock purchase warrants, which were set to expire on July 31, 2001, to purchase 500,000 shares of its common stock at $5.00 per share to DQE Enterprises. These warrants expired unexercised on July 31, 2001. The Company recorded a charge to cost of revenues--products totaling $150,000 which represents the fair value of the warrants on August 25, 1999, their date of issuance.


     On November 30, 1999, pursuant to its May 25, 1999 agreement with the Company, Sofinov exercised its conversion right and converted its outstanding advances at that date of $2,100,000 into 840,000 shares of the Company's common stock. Furthermore, Sofinov exercised its purchase right in full and purchased an additional 1,160,000 shares of the Company's common stock for $2,900,000.


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


     Upon the closing date of the Company's IPO, convertible preferred stockholders converted their shares to common stock as follows: DQE Enterprises converted 200,000 shares of Series A convertible preferred shares to 1,000,000 common shares, Singapore Technologies Kinetics Lt. converted 400,000 shares of Series B convertible preferred shares to 2,000,000 common shares, Sofinov converted 600,000 shares of Series C convertible preferred shares to 3,000,000 common shares and outside investors of the Company's subsidiary, HPEC, converted 333,333 shares of Series C convertible preferred shares (which they received upon closing of the IPO when they converted their HPEC common stock into Series C convertible preferred shares of the Company) to 1,666,665 common shares.


     In June 2001, a consultant exercised 40,000 stock options through a cashless exercise. Stock option compensation expense of $412,000 relating to these options was previously recorded in selling, general and administrative expenses in the fiscal year ended May 31, 2000.


12. EARNINGS PER SHARE


     Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company as calculated under the treasury stock method.

                         H POWER CORP. AND SUBSIDIARY

12. EARNINGS PER SHARE (CONTINUED)

     The following table illustrates the calculation of both basic and diluted
EPS:



                                                                               YEAR ENDED MAY 31,
                                                            ---------------------------------------------------------
                                                                   2002                2001                2000
                                                            -----------------   -----------------   -----------------
   BASIC AND DILUTED EARNINGS PER
    SHARE
   Net loss .............................................     $ (27,915,195)      $ (22,151,368)      $ (17,012,406)
   Accrued dividends on Series A Convertible
    Preferred Stock .....................................                --             (40,274)           (210,000)
                                                              -------------       -------------       -------------
   Net loss attributable to common stockholders .........       (27,915,195)        (22,191,642)        (17,222,406)
   Weighted average number of common shares .............        53,853,478          50,415,340          34,879,061
                                                              -------------       -------------       -------------
   Basic and diluted earnings per share .................     $       (0.52)      $       (0.44)      $       (0.49)
                                                              =============       =============       =============


     If potential common shares were assumed converted, the effect would have been anti-dilutive to EPS for all periods. These anti-dilutive securities are summarized below.



                                                           YEAR ENDED MAY 31,
                                                 ---------------------------------------
                                                     2002          2001          2000
                                                 -----------   -----------   -----------
   Number of potential common shares .........   4,777,985     5,091,116     11,410,332

13. INFORMATION ABOUT GEOGRAPHIC AREAS


     The Company operates primarily in one industry segment, that being the design, development, marketing and manufacturing of proton-exchange membrane fuel cells and fuel cell systems. The geographic distributions of the Company's revenues and identifiable assets are summarized in the following table:


                                                           YEAR ENDED MAY 31,
                                          ----------------------------------------------------
                                                2002               2001              2000
                                          ----------------   ---------------   ---------------
   Revenues from external customers
    United States .....................    $   1,052,679      $   2,581,799      $ 3,640,464
    Canada ............................           28,525            185,770           10,702
    Europe ............................          547,673            474,860           19,240
    Asia ..............................          923,714            397,361            9,881
    Other .............................           23,121              3,500               --
                                           -------------      -------------      -----------
                                           $   2,575,712      $   3,643,290      $ 3,680,287

   Assets
    United States .....................    $  95,939,605      $ 116,925,843      $17,360,541
    Canada ............................        3,440,505          5,088,002        2,273,026
                                           -------------      -------------      -----------
    Total identifiable assets .........       99,308,110        122,013,845       19,633,567
    Corporate eliminations ............      (25,628,491)       (16,663,674)        (983,974)
                                           -------------      -------------      -----------
    Total assets ......................    $  73,751,619      $ 105,350,171      $18,649,593
                                           =============      =============      ===========

                         H POWER CORP. AND SUBSIDIARY

14. QUARTERLY FINANCIAL DATA (UNAUDITED)



                                           FIRST             SECOND            THIRD             FOURTH
                                          QUARTER           QUARTER           QUARTER           QUARTER
                                      ---------------   ---------------   ---------------   ---------------
   Year ended May 31, 2002
   Revenues .......................    $    371,146      $    794,527      $    346,396      $   1,063,643
   Loss from operations ...........      (8,308,853)       (7,237,882)       (7,019,197)        (7,779,836)
   Net loss .......................      (7,356,637)       (6,556,333)       (6,539,630)        (7,462,595)
   Net loss per share--
    basic and diluted .............    $      (0.14)     $      (0.12)     $      (0.12)     $       (0.14)
   Year ended May 31, 2001
   Revenues .......................    $  1,214,178      $    775,947      $    831,148      $     822,017
   Loss from operations ...........      (4,483,049)       (4,892,268)       (5,116,134)       (12,670,644)
   Net loss .......................      (4,004,443)       (3,531,980)       (3,221,052)       (11,393,893)
   Net loss per share--
    basic and diluted .............    $      (0.10)     $      (0.07)     $      (0.06)     $       (0.21)
   Year ended May 31, 2000
   Revenues .......................    $    824,908      $  1,083,762      $    673,647      $   1,097,970
   Loss from operations ...........      (1,459,430)       (2,323,834)       (2,733,474)       (11,164,677)
   Net loss .......................      (1,460,206)       (2,215,737)       (2,464,973)       (10,871,490)
   Net loss per share--
    basic and diluted (1) .........    $      (0.05)     $      (0.07)     $      (0.07)     $       (0.29)


----------
(1) The sum of the four quarters' net loss per share does not equal the amount reported for the full year since each quarter is calculated separately.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Incorporated herein by reference is the information appearing under the caption "Management" in our definitive proxy statement for our 2002 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION


     Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in our definitive proxy statement for our 2002 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Incorporated herein by reference is the information appearing under the caption "Beneficial Ownership of Common Stock" in our definitive proxy statement for our 2002 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Incorporated herein by reference is the information appearing under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for our 2002 Annual Meeting of Stockholders.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) DOCUMENT LIST


     1. Financial Statements


       The following consolidated financial statements are set forth in Part II, Item 8 of this report.


H POWER CORP. AND SUBSIDIARY:




                                                                          PAGES
     (i)      Report of Independent Accountants                             30
     (ii)     Consolidated Balance Sheet as of May 31, 2002 and 2001        31
     (iii)    Consolidated Statement of Operations for the years ended
              May 31, 2002, 2001 and 2000                                   32
     (iv)     Consolidated Statement of Changes in Stockholders' Equity
              (Deficit) and Comprehensive Net Loss for the years ended
              May 31, 2002, 2001 and 2000                                   33
     (v)      Consolidated Statement of Cash Flows for the years end
              May 31, 2002, 2001 and 2000                                   34
     (vi)     Notes to Consolidated Financial Statements                 35 to 48

     2. Supplementary Data and Financial Statement Schedules


       (i) Financial Statement Schedule -- Valuation and Qualifying Accounts and Reserves:

                                                 ADDITIONS
                                     ---------------------------------
                                        BALANCE AT        CHARGED TO       CHARGED
                                        BEGINNING         COSTS AND       TO OTHER                      BALANCE AT
            DESCRIPTION                 OF PERIOD          EXPENSES       ACCOUNTS     DEDUCTIONS       END PERIOD
----------------------------------   ---------------   ---------------   ----------   ------------   ---------------
Allowance for doubtful
 accounts
 Year ended May 31, 1999 .........    $          --     $          --    --           $      --       $          --
 Year ended May 31, 2000 .........               --           (60,000)   --                  --             (60,000)
 Year ended May 31, 2001 .........          (60,000)           (5,610)   --               5,610             (60,000)
 Year ended May 31, 2002 .........          (60,000)          (62,105)   --              62,105             (60,000)
Inventory valuation allowance
 Year ended May 31, 1999 .........               --                --    --                  --                  --
 Year ended May 31, 2000 .........               --                --    --                  --                  --
 Year ended May 31, 2001 .........               --          (940,857)   --                  --            (940,857)
 Year ended May 31, 2002 .........         (940,857)       (1,460,158)   --           1,306,078          (1,094,937)
Deferred tax asset valuation
 allowance
 Year ended May 31, 1999 .........       (7,105,089)       (1,874,296)   --                  --          (8,979,385)
 Year ended May 31, 2000 .........       (8,979,385)       (6,041,856)   --                  --         (15,021,241)
 Year ended May 31, 2001 .........      (15,021,241)       (8,496,230)   --                  --         (23,517,471)
 Year ended May 31, 2002 .........      (23,517,471)      (10,262,382)   --                  --         (33,779,853)

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted

     3. Exhibits Required by Securities and Exchange Commission Regulation S-K

         (a) The following exhibits are filed as part of this Annual Report:

10.64 Second Amended and Restated Fuel Cell Product Operating Agreement dated April 10, 2002, by and among ECO Fuel Cells, LLC, H Power Corp. and H Power Enterprises of Canada, Inc.*

10.65 Sales and Marketing Services Agreement dated April 10, 2002 among H
      Power Corp., H Power Enterprises of Canada, Inc. and ECO Fuel Cells, LLC.*

10.66 Test Reporting, Engineering Services and Field Services Agreement dated April 10, 2002 among H Power Corp., H Power Enterprises of Canada, Inc. and ECO Fuel Cells, LLC. *

10.67 Memorandum of Agreement dated April 10, 2002 among H Power Corp., H Power Enterprises of Canada, Inc., ECO Fuel Cells, LLC and Energy Co-Opportunity, Inc. *

10.68 Form of Stock Option Agreement for equity compensation plans not approved by security holders with Schedule of Optionees attached.

10.69 Form of Stock Option Agreement for equity compensation plans not approved by security holders with Schedule of Optionees attached.

23.1 Consent of PricewaterhouseCoopers LLP.


Exhibit No.

(b)   The following exhibits are incorporated herein by reference:

3.1   Restated Certificate of Incorporation.(i)

3.2   Amended and Restated By-Laws.(i)

3.5   Restated Certificate of Incorporation

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

10.55 Modification 04 to the CECOM Contract for Fuel Cell/Battery Hybrid.(i)

10.56 Modification 05 to the CECOM Contract for Fuel Cell/Battery Hybrid.(i)

10.57 Lease Agreement dated January 10, 2001 by and between W. F. Harris Development, LLC, and H Power Corp.(ii)

10.58 Offer to Lease dated January 8, 2001 by and between Bombardier, Inc. and H Power Enterprises of Canada, Inc.(ii)

10.59 Letter Agreement, dated July 26, 2001, between ECO Fuel Cells LLC and H Power Corp. (iii) ++

10.60 Officer's Employment Agreement, dated as of June 11, 2001, between H Power Corp. and Dudley Castle Wass (iii)

10.61 Shareholder Agreement dated August 6, 2001 between Mitsui & Co., Ltd., Mitsui & Co. (USA), Inc. and H Power Corp. (iv)

10.62 Officer's Employment Agreement, dated as of September 15, 2001 between H Power Corp. and Paul McNeill (v)

10.63 Memorandum of Agreement, dated December 12, 2001, between H Power Corp., H Power Enterprises of Canada, Inc., ECO Fuel Cells, LLC and Energy Co-Opportunity, Inc. (vi)+++

21.1  List of subsidiaries of H Power Corp.(i)


----------

(i) Incorporated by reference to H Power Corp.'s Registration Statement (file No. 333-34234) on Form S-1.

(ii) Incorporated by reference to H Power Corp.'s Quarterly Report for the Quarterly Period Ended February 28, 2001, as filed on April 13, 2001.

(iii) Incorporated by reference to H Power Corp.'s Annual report for the Annual Period Ended May 31, 2001, as filed on August 16, 2001.

(iv) Incorporated by reference to H Power Corp.'s Quarterly Report for the Quarterly Period Ended August 31, 2001, as filed on October 11, 2001.

(v) Incorporated by reference to H Power Corp.'s Quarterly Report for the Quarterly Period Ended November 30, 2001, as filed on January 11, 2002.

(vi) Incorporated by reference to H Power Corp.'s Quarterly Report for the Quarterly Period Ended February 28, 2002, as filed on April 3, 2002.

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

++ Filed in redacted form pursuant to an Order, dated January 2002, by the Secretary of the Commission granting confidential treatment pursuant to Rule 406 of the Securities Act of 1933, as amended.

+++ Filed in redacted form pursuant to an Order, dated May 2002, by the Secretary of the Commission granting confidential treatment pursuant to Rule 406 of the Securities Act of 1933, as amended.


(B) REPORTS ON FORM 8-K

     None.


(C) EXHIBITS

     The exhibits are as set forth above in the "List of Exhibits" in Item 14(a)(3).


(D) OTHER FINANCIAL STATEMENTS

     Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       H POWER CORP.


                                       By: /s/ H. Frank Gibbard
                                         -------------------------------------
                                               H. Frank Gibbard,
                                               Chief Executive Officer


Date: August 23, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




         SIGNATURE                             TITLE                         DATE
         ---------                             -----                         ----
/s/ H. Frank Gibbard          Chief Executive Officer and Director     August 23, 2002
-------------------------     (Principal Executive Officer)
H. Frank Gibbard

/s/ William L. Zang           Chief Financial Officer and Director     August 23, 2002
-------------------------     (Principal Financial and Accounting
William L. Zang               Officer)

/s/ Gary K. Willis            Director                                 August 23, 2002
-------------------------
Gary K. Willis

/s/Howard L. Clark, Jr        Director                                 August 23, 2002
-------------------------
Howard L. Clark, Jr.

/s/ Leonard A. Hadley         Director                                 August 23, 2002
-------------------------
Leonard A. Hadley

/s/ Rachel Lorey Allen        Director                                 August 23, 2002
-------------------------
Rachel Lorey Allen

/s/ Ivan Roch                 Director                                 August 23, 2002
-------------------------
Ivan Roch

/s/ Robert L. Hance           Director                                 August 23, 2002
-------------------------
Robert L. Hance

                               INDEX TO EXHIBITS




   EXHIBIT
   NUMBER    DESCRIPTION
   ------    -----------
  10.64      Second Amended and Restated Fuel Cell Product Operating Agreement dated
             April 10, 2002, by and among ECO Fuel Cells, LLC, H Power Corp. and H Power
             Enterprises of Canada, Inc. *
  10.65      Sales and Marketing Services Agreement dated April 10, 2002 among H Power
             Corp., H Power Enterprises of Canada, Inc. and ECO Fuel Cells, LLC. *
  10.66      Test Reporting, Engineering Services and Field Services Agreement dated April 10,
             2002 among H Power Corp., H Power Enterprises of Canada, Inc. and ECO Fuel
             Cells, LLC. *
  10.67      Memorandum of Agreement dated April 10, 2002 among H Power Corp., H Power
             Enterprises of Canada, Inc., ECO Fuel Cells, LLC and Energy Co-Opportunity, Inc. *
  10.68      Form of Stock Option Agreement for equity compensation plans not approved by security holders with Schedule of Optionees attached.
  10.69      Form of Stock Option Agreement for equity compensation plans not approved by security holders with Schedule of Optionees attached.
  23.1       Consent of PricewaterhouseCoopers LLP.

----------
* A request for confidential treatment was filed for portions of this document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.