Form 10-Q
period 2002-08-31
H POWER CORP
filed 2002-10-11
CIK 1094959

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


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002


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


               60 MONTGOMERY STREET, BELLEVILLE, NEW JERSEY 07109
               (Address of principal executive offices) (Zip code)


                                  973-450-4400
              (Registrant's telephone number, including area code)


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


                              Yes [ ]         No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 53,882,828 shares of Common Stock, $.001 par value per share, as of October 7, 2002.

================================================================================

                          H POWER CORP. AND SUBSIDIARY
                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                                 Page
                                                                                                                Number
Item 1.  Financial Statements

         Consolidated Balance Sheet as of August 31, 2002 and May 31, 2002                                         3

         Consolidated Statement of Operations for the Three Months Ended August 31, 2002
         and August 31, 2001                                                                                       4

         Consolidated Statement of Cash Flows for the Three Months Ended August 31, 2002
         and August 31, 2001                                                                                       5

         Notes to Consolidated Financial Statements                                                                6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview                                                                                                  9

         Results of Operations                                                                                    10

         Liquidity and Capital Resources                                                                          11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                               13


Item 4.  Controls and Procedures                                                                                  13


                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds                                                                14

Item 6.  Exhibits and Reports on Form 8-K                                                                         14

                                     PART I
                              FINANCIAL INFORMATION

Item  1.          Financial Statements

                          H Power Corp. and Subsidiary
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                           August 31, 2002     May 31, 2002
                                                                                           ---------------     ------------
                               ASSETS
Current assets
   Cash and cash equivalents                                                                  $47,626,928      $41,678,324
   Short-term investments                                                                       5,060,110       18,079,617
   Accounts receivable, net of allowance for doubtful accounts                                    786,149        1,316,828
   Unbilled receivables                                                                            30,157           58,333
   Inventories, net                                                                             2,173,778        2,098,421
   Tax credit receivable                                                                           76,923          174,418
   Prepaid expenses and other current assets                                                    1,191,359          762,828
                                                                                             ------------      -----------
     Total current assets                                                                      56,945,404       64,168,769
Plant and equipment, net                                                                        8,765,702        8,800,313
Patents, net of accumulated amortization                                                          388,926          368,370
Restricted cash                                                                                    50,000           50,000
Other assets                                                                                      276,322          364,167
                                                                                             ------------      -----------
     Total assets                                                                             $66,426,354      $73,751,619
                                                                                             ============      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                                          $137,115         $136,765
   Accounts payable                                                                             2,002,035        1,492,720
   Accrued expenses                                                                             1,267,190        1,659,251
   Deferred revenue                                                                               313,083          601,163
                                                                                             ------------      -----------
     Total current liabilities                                                                  3,719,423        3,889,899
Long-term debt                                                                                    119,325          124,525
                                                                                             ------------      -----------
     Total liabilities                                                                          3,838,748        4,014,424
                                                                                             ------------      -----------

Commitments and contingencies

Stockholders' equity
   Common stock--$.001 par value; 150,000,0000 shares authorized at August 31,
     2002 and May 31, 2002; 53,882,828 shares issued and outstanding at
     August 31, 2002 and May 31, 2002                                                              53,883           53,883
   Additional paid-in capital                                                                 164,770,005      164,770,005
   Accumulated deficit                                                                       (101,804,971)     (94,813,464)
   Accumulated other comprehensive loss                                                          (431,311)        (273,229)
                                                                                             ------------      -----------
     Total stockholders' equity                                                                62,587,606       69,737,195
                                                                                             ------------      -----------
       Total liabilities and stockholders' equity                                             $66,426,354      $73,751,619
                                                                                             ============      ===========


             The accompanying notes are an integral part of these consolidated financial statements.


                          H Power Corp. and Subsidiary
                      Consolidated Statement of Operations
                                   (Unaudited)




                                                      Three Months Ended
                                              --------------------------------
                                              August 31, 2002  August 31, 2001
                                              ---------------  ---------------
Revenues
  Products                                         $467,861         $228,240
  Contracts                                         475,077          142,906
                                                -----------      -----------
Total revenues                                      942,938          371,146

Operating expenses
  Costs of revenues - products                    1,240,297          232,925
  Costs of revenues - contracts                     416,778          145,348
  Research and development                        3,773,948        5,936,886
  Selling, general and administrative             2,789,869        2,057,976
  Other expenses                                         --          306,864
                                                -----------      -----------
Total operating expenses                          8,220,892        8,679,999
                                                -----------      -----------

Loss from operations                             (7,277,954)      (8,308,853)

Interest income and other income, net               286,447          952,216
                                                -----------      -----------

Net loss                                        $(6,991,507)     $(7,356,637)
                                                ===========      ===========

Loss per share attributable to common
    stockholders, basic and diluted                  $(0.13)          $(0.14)
                                                ===========      ===========
Weighted average shares outstanding,
    basic and diluted                            53,882,828       53,848,992
                                                ===========      ===========

Comprehensive loss                              $(7,149,589)     $(7,283,063)
                                                ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          H Power Corp. and Subsidiary
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                              ----------------------------
                                                                                August 31,     August 31,
                                                                                   2002           2001
                                                                              ------------    ------------
Cash flows from operating activities
   Net loss                                                                   $ (6,991,507)   $ (7,356,637)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                                                 421,372         223,407
     Obsolescence and lower of cost or market inventory allowances                 (12,880)        113,479
     Loss on disposal of equipment                                                    --             4,819
   Changes in assets and liabilities:
     Accounts receivable                                                           530,679         110,660
     Unbilled receivables                                                           28,176         137,869
     Inventories                                                                   (62,477)        329,733
     Prepaid expenses and other assets                                            (366,757)       (112,049)
     Tax credit receivable                                                          97,495           1,953
     Accounts payable                                                              509,316        (807,017)
     Accrued expenses                                                             (510,151)        137,362
     Deferred revenue                                                             (288,080)        239,645
     Estimated losses on uncompleted contracts                                     118,090              --
                                                                              ------------    ------------

             Total adjustments                                                     464,783         379,861
                                                                              ------------    ------------

             Net cash used by operating activities                              (6,526,724)     (6,976,776)
                                                                              ------------    ------------

Cash flows from investing activities
   Net sales of short-term investments                                          12,999,147       7,592,837
   Capital expenditures                                                           (381,246)     (3,610,538)
                                                                              ------------    ------------
              Net cash provided by investing activities                         12,617,901       3,982,299
                                                                              ------------    ------------
Cash flow from financing activities
   Repayment of long-term debt                                                      (4,850)           (391)
                                                                              ------------    ------------
              Net cash used by financing activities                                 (4,850)           (391)
                                                                              ------------    ------------

              Net increase (decrease) in cash and cash equivalents               6,086,327      (2,994,868)


Effect of exchange rate changes on cash and cash equivalents                      (137,723)          3,472
                                                                              ------------    ------------

Cash and cash equivalents at beginning of period                                41,678,324      49,440,059
                                                                              ------------    ------------

Cash and cash equivalents at end of period                                    $ 47,626,928    $ 46,448,663
                                                                              ============    ============



         The accompanying notes are an integral part of these consolidated financial statements.

                                                                 5

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


    2.   BASIS OF PRESENTATION

         The consolidated balance sheet as of August 31, 2002, the consolidated statement of operations for the three month periods ended August 31, 2002 and 2001 and the consolidated statement of cash flows for the three month periods ended August 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed for the fiscal year ended May 31, 2002.

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

         Loss Per Share: The amounts presented for basic and diluted loss per common share in the consolidated statement of operations have been computed by dividing the applicable loss by the weighted average number of common shares outstanding. No options outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive.

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

         Recent Accounting Pronouncements: In July 2001, the FASB issued SFAS 141, "Business Combinations" (SFAS 141) and SFAS 142, "Goodwill and other Intangible Assets" (SFAS 142). SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires these business combinations be accounted for using the purchase method of accounting. SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under SFAS 142, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but will be tested for impairment within six months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. The adoption of these standards in fiscal 2002 has not had a material impact on the Company's financial condition or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 144 is effective for all quarters of fiscal years beginning after December 15, 2001. The adoption of this Statement has not had a material effect on the Company's financial condition or results of operations.

         In July 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces Issue 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


    3.   INVENTORIES, NET

         Inventories, net consist of the following:

                                                       August 31,     May 31,
                                                          2002         2002
                                                       ----------   ----------
           Raw materials                               $1,449,603   $1,370,895
           Work in process                                469,993      305,565
           Finished goods                               1,336,239    1,516,898
           Obsolescence and lower of cost or
                market allowances                      (1,082,057)  (1,094,937)
                                                       ----------   ----------
           Total inventories, net                      $2,173,778   $2,098,421
                                                       ==========   ==========


     4.  COMPREHENSIVE LOSS

         Reconciliation of net loss to comprehensive loss is as follows:


                                                        Three Months Ended
                                                    -------------------------
                                                    August 31,     August 31,
                                                       2002           2001
                                                   -----------    -----------
           Net loss                                $(6,991,507)   $(7,356,637)
           Foreign currency translation
                   adjustment                         (137,723)         3,472
           Unrealized (loss) gain on
                   short-term investments              (20,359)        70,102
                                                   -----------    -----------
           Comprehensive loss                      $(7,149,589)   $(7,283,063)
                                                   ===========    ===========



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

    6.   CAPITAL STRUCTURE

         The Company's common stockholders are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

         There are 10,000,000 shares of preferred stock authorized and none issued and outstanding as of August 31, 2002 and May 31, 2002.

    7.   ECO RELATIONSHIP AND AGREEMENTS

         ECO Fuel Cells, LLC, a subsidiary of Energy Co-Opportunity, Inc. (collectively "ECO") is a stockholder of the Company and has a representative on the Company's Board of Directors.

         In December 2001, the Company entered into a memorandum of agreement (the "MOA") with ECO that amends, in certain respects, the Amended and Restated Fuel Cell Product Operating Agreement of March 9, 2000 (the "Agreement"). Under the terms of the MOA, the Company re-purchased ECO's exclusive rights to sell and distribute the Company's stationary products in areas of the U.S. served by rural electric cooperatives. A limited number of exclusive distribution agreements with ECO's licensed members may remain in effect. The MOA also grants ECO the non-exclusive right to distribute the Company's other fuel cell products. As consideration for the above, the Company paid ECO $2,100,000 (which was the remaining unrecognized revenue related to the initial distribution rights fees) and reduced deferred revenue on the balance sheet by this amount.

         In April 2002, the Company and ECO amended the Agreement (the "Amended Agreement"). The Amended Agreement continues to provide for ECO to purchase $81 million of the Company's products exclusively from the Company. The Company and ECO amended the products and delivery schedule to include both stationary and portable products, increased the unit prices of the products, extended the period of time for the delivery of the substantial majority of the products to 2005 through 2008, and reduced the number of prototype units to be delivered to 21 at a fixed price of $1,380,500. At August 31, 2002 and May 31, 2002, the Company had $49,673 and $167,763, respectively, accrued for the estimated loss on the prototype phase of this contract obligation.

         In April 2002, the Company and ECO entered into a sales and marketing services agreement, a test reporting, engineering services and field services agreement and a memorandum of agreement for the development of a sustainable fuel cell community. In exchange for ECO's services to be provided under these agreements, the Company will compensate ECO in an amount totaling $4,400,000 through December 31, 2003. During the quarter ended August 31, 2002 and the fiscal year ended May 31, 2002, the Company recorded $795,000 and $904,000, respectively, in selling, general and administrative expenses for the value of the services rendered related to these agreements.

         For the quarter ended August 31, 2002 and the fiscal year ended May 31, 2002, the Company recognized contract revenue for the sale of prototype units of $300,000 and $200,000, respectively, and product revenue for the sale of portable power products of $66,000 and $18,000, respectively, under its agreement with ECO. For the fiscal year ended May 31, 2002, the Company recognized $118,278 for the initial distribution rights fees received under the ECO operating agreement. At August 31, 2002 and May 31, 2002, accounts receivable includes $70,362 and $391,166, respectively, which is due from ECO.

         During the quarter ended August 31, 2001 and year ended May 31, 2002, the Company paid $86,115 and $207,512, respectively, to an entity, in which ECO held a controlling interest, for the development of product documentation, training manuals and courses. No payments were made to the entity during the quarter ended August 31, 2002.


    8.   RELATED PARTY TRANSACTIONS

         The Company has a customer/vendor relationship with Fuel Cell Components and Integrators, Inc. ("FCCI"), a company controlled by a member of the Rothstein family. The Rothstein family is a principal stockholder of the Company. A member of the Rothstein family served as a director of the Company through April 5, 2000. During the quarter ended August 31, 2002 and the fiscal year ended May 31, 2002, the Company sold products and services to FCCI totaling $15,000 and $91,755, respectively, and purchased materials from FCCI totaling $82,664 and $281,365, respectively. At August 31, 2002, accounts payable includes $42,200 which is due to FCCI.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and H Power's audited financial statements and notes thereto included in its Annual Report on Form 10-K filed for the fiscal year ended May 31, 2002. When used in the following discussion, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. These risks include, but are not limited to, those set forth herein and those identified under "Risk Factors" in our Annual Report on Form 10-K filed for the fiscal year ended May 31, 2002. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

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

         In 1997, we began to use our technologies to develop higher power, stationary PEM fuel cell products for use as primary and supplemental on-site electric power systems for residential use. In August 1999, we entered into a ten-year agreement with ECO Fuel Cells, LLC, a subsidiary of Energy Co-Opportunity, Inc. (collectively "ECO"). ECO is an association of approximately 300 U.S. rural electric cooperatives. The agreement provided for the purchase of $81 million of our fuel cell products which ECO would market, sell, install and service through the rural electric cooperatives. In April 2002, the Company and ECO amended the Agreement (the "Amended Agreement") which continues to provide for the purchase of $81 million of fuel cell products from the Company. The Company and ECO also amended the products and delivery schedule to include both stationary and portable products, increased the unit prices of the products, extended the period of time for the delivery of the substantial majority of the products to 2005 through 2008, and reduced the number of prototype units to be delivered to 21 at a fixed price of $1,380,500.

         We also expanded our relationship with ECO in April 2002 by entering into three agreements, a Sales and Marketing Services Agreement, a Test Reporting and Field Services Agreement and a Memorandum of Agreement (the "MOA") for a sustainable fuel cell community project. Under the terms of the Sales and Marketing Agreement, ECO will work with H Power to identify potential new markets, applications and distribution channels for our fuel cell products. Under the terms of the Test Reporting and Field Services Agreement, ECO will support us in the installation, maintenance and the setting up of the field service infrastructure to service our fuel cell products. Under the MOA, ECO will work on the development of a sustainable community that includes the generation, storage, transmission of hydrogen, and distribution of hydrogen based fuel cells. We agreed to pay ECO up to $5.4 million through December 31, 2003, in exchange for the services under these agreements. As a result of certain events occurring under terms of the MOA, our obligation to ECO has been reduced to $4.4 million. For the quarter ended August 31, 2002 and year ended May 31, 2002, selling, general and administrative expenses include $795,000 and $904,000, respectively, for services under these agreements.

         In December 2001, we entered into a memorandum of agreement (the "December MOA") with ECO that amends, in certain respects, the August 1999 agreement. Under the terms of the December MOA, we repurchased ECO's exclusive rights to sell and distribute the Company's stationary products in areas of the U.S. served by rural electric cooperatives. A limited number of exclusive distribution agreements with ECO's licensed members may remain in effect. The December MOA also grants ECO the non-exclusive right to distribute our other fuel cell products. As consideration for the above, we paid ECO $2,100,000 (which is the remaining unrecognized revenue related to the initial distribution rights fees) and reduced deferred revenue on the balance sheet by this amount.

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

         We have a limited history of generating revenues and our products have only been recently introduced or are still under development. The costs of our products are currently higher than we originally anticipated. Through August 31, 2002, we have incurred accumulated losses of approximately $102 million since our inception in 1989 and we anticipate incurring significant losses in the future. If we are unable to reduce our product costs and achieve our revenue estimates, our net losses in any given quarter could be greater than expected. In addition, to the extent our prototype units do not perform to expectations, our commercialization schedule could be further delayed. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market. We anticipate that a substantial portion of our revenues over the next two to three years will be derived from sales of our stationary and portable units to ECO and Mitsui. We have commenced limited commercial shipments of our portable products. Our products will be priced substantially higher than competing products and will be used primarily for demonstration purposes by early adopters. As a result, revenues from larger scale commercial shipments are not expected to begin until calendar year 2005, if then.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 2002 AND AUGUST 31, 2001

         REVENUES. Revenues were $943,000 for the three months ended August 31, 2002 compared to $371,000 for the three months ended August 31, 2001, an increase of $572,000 or 154%. Our revenues for the three months ended August 31, 2002 were derived approximately 50% from product revenues and 50% from contract revenues. Product revenues for the three months ended August 31, 2002 were $468,000, an increase of $240,000 from $228,000 for the three months ended August 31, 2001. Contract revenues for the three months ended August 31, 2002 were $475,000, an increase of $332,000 from $143,000 for the three months ended August 31, 2001. Product revenues for the three months ended August 31, 2002 consist primarily of $284,000 in revenue from the sale of 500 watt stationary systems to Mitsui and revenue of $172,000 from the sale of our portable power products. Contract revenues for the three months ended August 31, 2002 consist primarily of revenue from the sale of beta units to ECO in the amount of $300,000 and revenue of $160,000 associated with our contract with PSA Peugeot Citroen.

         COST OF REVENUES. Cost of revenues were $1,657,000 for the three months ended August 31, 2002 compared to $378,000 for the three months ended August 31, 2001, an increase of $1,279,000 or 338%. The increase in cost of revenues is due to the increase in product and contract sales and the fixed and overhead costs associated with our North Carolina manufacturing facility. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future due to the current cost of our fuel cell subsystems, our fixed manufacturing costs and limited production volumes.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $3,774,000 for the three months ended August 31, 2002 compared to $5,937,000 for the three months ended August 31, 2001, a decrease of $2,163,000. Our research and development efforts include the continuing development of our stationary power fuel cell systems and the development of our portable products. The decrease in research and development expenses is primarily due to the substantial material and personnel costs associated with stationary and portable fuel cell prototype systems that were built and tested in the three months ended August 31, 2001 in an effort to accelerate the development of these systems. Similar prototype costs were not incurred in the three months ended August 31, 2002.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $2,790,000 for the three months ended August 31, 2002 compared to $2,058,000 for the three months ended August 31, 2001, an increase of $732,000. This increase consists of an increase in selling expenses of $968,000 which includes costs of $795,000 for sales and marketing related services provided by ECO. The increase in selling expenses is partially offset by reduced general and administrative expenses associated with our continuing emphasis on cost controls.

         OTHER EXPENSES: During the three months ended August 31, 2001, other expenses of $307,000 were incurred as we prepared for production in our North Carolina manufacturing facility. These pre-production expenses include personnel, recruiting and training costs of $121,000 and costs for rent, utilities, insurance and other facility related costs totaling $186,000. No such costs were incurred in the three months ended August 31, 2002

         INTEREST INCOME AND OTHER, NET. Interest income and other, net was $286,000 for the three months ended August 31, 2002 compared to $952,000 for the three months ended August 31, 2001, a decrease of $666,000. The decrease was primarily a result of less interest income earned due to lower interest rates and our reduced short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements depend on numerous factors, including, but not limited to, completion of our product development activities, expansion of manufacturing operations that allow us to produce our products in a cost effective manner, and market acceptance of our systems. Since May 31, 2001, we have allocated substantial capital resources to the expansion of our manufacturing capacity to meet anticipated commercial production requirements. We continue to make significant expenditures on the development of our PEM fuel cell systems. In addition, we are expanding our sales and marketing efforts. We will need to raise additional funds to execute our business plan and achieve commercialization. There can be no assurance that any additional financing will be available on commercially attractive terms, in a timely fashion, in sufficient amounts, or at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. In addition, we intend to seek strategic partners and suppliers for technical and/or financial assistance in completing the development of our stationary power and other products for sale to ECO and other customers. In the event we are unsuccessful in entering into such strategic arrangements, we may be unable to complete the development of our stationary power and other products which would impact our ability to timely deliver products to ECO and other customers.

         At August 31, 2002 and May 31, 2002, we had net working capital of approximately $53,226,000 and $60,279,000, respectively. Net working capital included cash, cash equivalents and short-term investments totaling $52,687,000 and $59,758,000 in the respective periods. The decrease in net working capital of $7,071,000 is primarily a result of cash used to fund operations and to purchase plant and equipment.

         Net cash used by operating activities for the three months ended August 31, 2002 was $6,527,000 compared to $6,977,000 for the three months ended August 31, 2001. For the three months ended August 31, 2002 and 2001, cash was used primarily to fund the net loss of $6,992,000 and $7,357,000 respectively. During the quarter ended August 31, 2002, $704,000 in cash was used to pay annual insurance premiums. For the three months ended August 31, 2002 and 2001, net cash provided by investing activities included net sales of short-term investments of $12,999,000 and $7,593,000, respectively. Net cash used by investing activities for the three months ended August 31, 2002 and 2001 was for capital expenditures of $381,000 and $3,611,000, respectively. We believe that we will spend up to approximately $2 million for capital expenditures during the fiscal year ended May 31, 2003 to support our continuing product development and commercialization activities.

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

         We currently occupy space in New Jersey in two adjacent facilities. Leases for these facilities were due to expire in July 2002 and have been extended to July 2003 with an option to renew for an additional year to July 2004.

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

         Long-Lived Assets: Long-lived assets including plant, equipment, intangible and certain other long-lived assets are amortized over their useful lives. We periodically review the useful lives and carrying values of our long-lived assets for continued appropriateness. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items.

CONTRACTUAL OBLIGATIONS

         The following table summarizes our contractual obligations in the fiscal years subsequent to May 31, 2002:

---------------------------------------------------------------------------------------------------------------
        Contractual                                 Less Than         1 to 3          4 to 5          After 5
        Obligations                    Total          1 Year           Years           Years           Years
---------------------------------------------------------------------------------------------------------------
Obligations to ECO                 $3,445,334      $2,520,002        $ 925,332         $    --         $    --
---------------------------------------------------------------------------------------------------------------
Long-term debt                        139,415          14,890           53,954          70,571              --
---------------------------------------------------------------------------------------------------------------
Operating leases                    4,856,168         629,865        1,507,263       1,080,691       1,638,349
                                   ----------      ----------       ----------      ----------      ----------
---------------------------------------------------------------------------------------------------------------
Total                              $8,440,917      $3,164,757       $2,486,549      $1,151,262      $1,638,349
                                   ==========      ==========       ==========      ==========      ==========
---------------------------------------------------------------------------------------------------------------

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our financial market risk includes risks associated with international operations and related foreign currencies, as we have a significant operation in Canada. Expenses in this operation are incurred in Canadian dollars and therefore are subject to foreign currency exchange risk. Through August 31, 2002, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. In addition, our international business is subject to the risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other legal regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these and other factors.

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


Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"), and, they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the quarter ended August 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

                                    PART II.
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the year ended May 31, 2001, net proceeds, after underwriting commissions and additional expenses, of approximately $102 million were received in conjunction with the Company's initial public offering of its securities pursuant to Registration Statement ( Registration No. 333-34234) on Form S-1, declared effective by the Securities and Exchange Commission on August 8, 2000. As of August 31, 2002, $50.5 million has been used to fund operating activities and $9.8 million has been used to fund capital expenditures for plant and equipment. The remainder of the net proceeds are invested in a variety of investment grade securities, including money market funds and government and corporate obligations with maturities of less than one year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed as part of this report:

              10.70 Amendment No. 1 to Officer's Employment Agreement between H Power Corp. and Dudley Castle Wass II

              10.71 Amendment No. 1 to Officer's Employment Agreement between H Power Corp. and Paul McNeill

              10.72 Amendment No. 1 to Officer's Employment Agreement between H Power Corp. and William L. Zang

              10.73 Second Amended and Restated Officer's Employment Agreement between H Power Corp. and H. Frank Gibbard

         (b)  Reports on Form 8-K
              None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: October 11, 2002                      H POWER CORP.




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

                                  CERTIFICATION

         I, H. Frank Gibbard, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of H Power Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:    October 11, 2002

         /S/ H. FRANK GIBBARD
         -------------------------------------------

         H. Frank Gibbard
         Chief Executive Officer


                                  CERTIFICATION

         I, William L. Zang, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of H Power Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:    October 11, 2002

         /S/    WILLIAM L. ZANG
         -----------------------------

         William L. Zang
         Chief Financial Officer

                                  EXHIBIT INDEX

10.70 Amendment No. 1 to Officer's Employment Agreement between H Power Corp. and Dudley Castle Wass II

10.71 Amendment No. 1 to Officer's Employment Agreement between H Power Corp. and Paul McNeill

10.72 Amendment No. 1 to Officer's Employment Agreement between H Power Corp. and William L. Zang

10.73 Second Amended and Restated Officer's Employment Agreement between H Power Corp. and H. Frank Gibbard