Form 10-Q
period 2002-11-30
H POWER CORP
filed 2003-01-10
CIK 1094959

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

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

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

                       Yes [ ]                No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 10,776,548 shares of Common Stock, $.001 par value per share, as of January 6, 2003.
================================================================================

                          H POWER CORP. AND SUBSIDIARY
                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                                                                    Page
                                                                                                                   Number
Item 1.  Financial Statements
         Consolidated Balance Sheet as of November 30, 2002 and May 31, 2002..........................................3

         Consolidated Statement of Operations for the Three and Six Months Ended
         November 30, 2002 and November 30, 2001......................................................................4

         Consolidated Statement of Cash Flows for the Six Months Ended
         November 30, 2002 and November 30, 2001......................................................................5

         Notes to Consolidated Financial Statements...................................................................6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview....................................................................................................11

         Results of Operations.......................................................................................13

         Liquidity and Capital Resources.............................................................................15


Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................17


Item 4.  Controls and Procedures.....................................................................................17


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings...........................................................................................18


Item 2.  Changes in Securities and Use of Proceeds...................................................................18


Item 4.  Submission of Matters to a Vote of Security Holders.........................................................18


Item 6.  Exhibits and Reports on Form 8-K............................................................................19

                                     PART I
                              FINANCIAL INFORMATION

Item  1.  Financial Statements

                          H Power Corp. and Subsidiary
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                          November 30, 2002    May 31, 2002
                                                                                          -------------------  ---------------
                               ASSETS
Current assets
   Cash and cash equivalents                                                                   $36,745,518       $41,678,324
   Short-term investments                                                                        8,060,421        18,079,617
   Accounts receivable, net of allowance for doubtful accounts                                     960,206         1,316,828
   Unbilled receivables                                                                             12,287            58,333
   Inventories, net                                                                              1,852,326         2,098,421
   Tax credit receivable                                                                            76,433           174,418
   Prepaid expenses and other current assets                                                       951,932           762,828
                                                                                               -----------       -----------
   Total current assets                                                                         48,659,123        64,168,769
Plant and equipment, net                                                                         8,184,072         8,800,313
Patents, net of accumulated amortization                                                           416,655           368,370
Restricted cash                                                                                     50,000            50,000
Other assets                                                                                       248,101           364,167
                                                                                               -----------       -----------
   Total assets                                                                                $57,557,951       $73,751,619
                                                                                               ===========       ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt                                                           $133,418          $136,765
   Accounts payable                                                                              1,953,196         1,492,720
   Accrued expenses                                                                              1,698,052         1,659,251
   Deferred revenue                                                                                406,024           601,163
                                                                                               -----------       -----------
   Total current liabilities                                                                     4,190,690         3,889,899
Long-term debt                                                                                     118,916           124,525
                                                                                                   -------           -------
   Total liabilities                                                                             4,309,606         4,014,424
                                                                                               -----------       -----------
Commitments and contingencies

Stockholders' equity
   Common stock--$.001 par value; 30,000,000 shares authorized at November 30,
     2002 and May 31, 2002; 10,776,566 shares issued and outstanding at November
     30, 2002 and May 31, 2002                                                                      10,777            10,777
   Additional paid-in capital                                                                  164,813,111       164,813,111
   Accumulated deficit                                                                       (111,179,074)       (94,813,464)
   Accumulated other comprehensive loss                                                          (396,469)          (273,229)
                                                                                               -----------       -----------
   Total stockholders' equity                                                                   53,248,345        69,737,195
                                                                                               -----------       -----------
   Total liabilities and stockholders' equity                                                  $57,557,951       $73,751,619
                                                                                               ===========       ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                          H Power Corp. and Subsidiary
                      Consolidated Statement of Operations
                                   (Unaudited)





                                                     Three months ended                   Six months ended
                                                     -------------------                  ----------------
                                               November 30,      November 30,      November 30,      November 30,
                                                  2002               2001              2002             2001
                                               ------------      ------------      ------------      ------------
Revenues
  Products                                          625,215           717,749         1,093,076           945,989
  Contracts                                    $     26,631      $     76,778      $    501,708      $    219,684
                                               ------------      ------------      ------------      ------------
Total Revenues                                      651,846           794,527         1,594,784         1,165,673

Operating Expenses

  Costs of revenues - products                    1,382,063           899,374         2,622,360         1,132,299
  Costs of revenues - contracts                     578,740            19,000           995,518           164,348
  Research and development                        4,677,832         4,694,183         8,451,780        10,631,069
  Selling, general and  administrative            2,442,208         2,049,486         5,232,077         4,107,462
  Other costs                                     1,163,849           370,366         1,163,849           677,230
                                               ------------      ------------      ------------      ------------
Total Operating Expenses                         10,244,692         8,032,409        18,465,584        16,712,408
                                               ------------      ------------      ------------      ------------

Loss from Operations                             (9,592,846)       (7,237,882)      (16,870,800)      (15,546,735)
Interest income and other, net                      218,741           681,549           505,188         1,633,765
                                               ------------      ------------      ------------      ------------
Net Loss                                       $ (9,374,105)     $ (6,556,333)     $(16,365,612)     $(13,912,970)
                                               ============      ============      ============      ============

Loss per share attributable to common
    stockholders, basic and diluted            $      (0.87)     $      (0.61)     $      (1.52)     $      (1.29)
                                               ============      ============      ============      ============
Weighted average shares outstanding,
    basic and diluted                            10,776,566        10,770,566        10,776,566        10,770,180
                                               ============      ============      ============      ============

Comprehensive loss                             $ (9,339,263)     $ (6,515,011)     $(16,488,852)     $(13,798,074)
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

                          H Power Corp. and Subsidiary
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                         -----------------------------------
                                                                            November 30,        November 30,
                                                                                2002                 2001
                                                                         -----------------------------------
Cash flows from operating activities
   Net loss                                                               $(16,365,612)       $(13,912,970)
   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                             963,877             464,776
     Obsolescence and lower of cost or market inventory allowances             188,299             371,562
     Asset impairment                                                          197,743                --
     Loss on disposal of equipment                                                --                 6,347
   Changes in assets and liabilities:
     Accounts receivable                                                       356,622             (17,164)
     Unbilled receivables                                                       46,046             211,475
     Inventories                                                                57,796             567,755
     Prepaid expenses and other assets                                        (167,990)            327,391
     Tax credit receivable                                                      97,985               7,109
     Accounts payable                                                          460,476          (1,090,660)
     Accrued expenses                                                          196,564             386,474
     Deferred revenue                                                         (195,139)           (196,000)
     Costs charged to allowance for losses on uncompleted contracts           (157.763)                 --
                                                                          ------------        ------------
             Total adjustments                                               2,044,516           1,039,065
                                                                          ------------        ------------
             Net cash used by operating activities                         (14,321,096)        (12,873,905)
                                                                          ------------        ------------
Cash flows from investing activities
   Net proceeds on disposition of short-term investments                     9,999,304          17,922,736
   Capital expenditures                                                       (498,710)         (5,334,795)
                                                                          ------------        ------------
              Net cash provided by investing activities                      9,500,594          12,587,941
                                                                          ------------        ------------

Cash flow from financing activities
   Proceeds from long-term debt                                                   --                80,968
   Repayment of long-term debt                                                  (8,956)             (1,422)
                                                                          ------------        ------------
              Net cash (used) provided by financing activities                  (8,956)             79,546
                                                                          ------------        ------------

              Net decrease in cash and cash equivalents                     (4,829,458)           (206,418)

Effect of exchange rate changes on cash and cash equivalents                  (103,348)            (54,196)
                                                                          ------------        ------------

Cash and cash equivalents at beginning of period                            41,678,324          49,440,059
                                                                          ------------        ------------
Cash and cash equivalents at end of period                                $ 36,745,518        $ 49,179,445
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


    2.   BASIS OF PRESENTATION

         The consolidated balance sheet as of November 30, 2002, the consolidated statement of operations for the three month and six month periods ended November 30, 2002 and 2001 and the consolidated statement of cash flows for the six month periods ended November 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented, have been made. Certain reclassifications have been made with respect to the prior year amounts to provide presentation consistent with the current year. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

         Reverse Stock Split: In October 2002, the Company completed a stockholder approved 1:5 reverse common stock split. This reverse stock split decreased the number of common shares outstanding by approximately 43 million shares. Stockholders' equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to additional paid-in capital. All references in the consolidated financial statements referring to share prices, conversion rates, per share amounts, stock option plans and common stock issued and/or outstanding have been adjusted retroactively for the 1-for-5 reverse stock split.

         Short-Term Investments: Short-term investments are considered to be available for sale and consist primarily of investments in corporate and government agency debt securities with maturities generally from three to twelve months. Debt securities are typically held until maturity and realized gains and losses on sales of short-term investments for the periods presented are not material. The cost of any investments sold is determined by the specific identification method. The investments are carried at fair market value with the difference between amortized cost and fair market value of these investments reflected in accumulated other comprehensive loss as a separate component of stockholders' equity.

         The amortized cost and estimated market values of short-term investments at November 30, 2002 and May 31, 2002 are as follows:

                       Amortized      Gross Unrealized    Gross Unrealized      Market
                          Cost              Gains               Losses           Value
                       ---------      ----------------    ----------------    ------------
November 30, 2002
-----------------
Debt securities          $7,960,357           $42,251              --          $8,002,608
Equity securities            51,437             6,376              --              57,813
                      --------------  ----------------    -------------      --------------
Total                    $8,011,794           $48,627              --          $8,060,421
                      ==============  ================    =============      ==============

May 31, 2002
------------
Debt securities         $17,942,429           $68,091          $2,480         $18,008,040
Equity securities            68,669             2,908              --              71,577
                      --------------  ----------------    -------------      --------------
Total                   $18,011,098           $70,999          $2,480         $18,079,617
                      ==============  ================    =============      ==============


         Other Costs: During the three and six month periods ended November 30, 2002, Other Costs include $966,106 for legal, accounting and investment banking fees incurred in conjunction with our proposed merger with Plug Power, Inc. and $197,743 for restructuring charges related to the closing of our facilities in New Jersey. During the three and six month periods ended November 30, 2001, Other Costs include $370,366 and $677,230, respectively, for pre-production expenses which include personnel costs, recruiting costs, training costs and facility costs as we prepared for production in our North Carolina manufacturing facility.

         Loss Per Share: The amounts presented for basic and diluted loss per common share in the consolidated statement of operations have been computed by dividing the applicable loss by the weighted average number of common shares outstanding. No options outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive.

         H Power Japan: During August 2001, the Company and Mitsui & Co., Ltd. formed H Power Japan which is a Japanese corporation headquartered in Tokyo. The Company contributed $84,282 for a 50% ownership interest in the newly created corporation. The Company's investment in H Power Japan is accounted for using the equity method of accounting. The balance of the investment of $65,000 and $71,000 at November 30, 2002 and May 31, 2002, respectively, is included in prepaid expenses and other current assets on the consolidated balance sheet and the equity in the loss on the investment is included in selling, general and administrative expenses as the amounts are diminimus in nature and as the initial activities primarily involve marketing expenditures in the upcoming year.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 144 is effective for all quarters of fiscal years beginning after December 15, 2001. The Company adopted this Statement effective June 1, 2002. The adoption of this Statement has not had a material effect on the Company's financial condition or results of operations.

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


   3.    H POWER-PLUG POWER MERGER

         On November 11, 2002, H Power and Plug Power, Inc. (Plug Power) entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a business combination between H Power and Plug Power. If the merger becomes effective, a wholly-owned subsidiary of Plug Power will be merged with and into H Power, and H Power will become a wholly-owned subsidiary of Plug Power. Each issued and outstanding share of common stock of H Power will be converted into the right to receive approximately .89 shares of common stock of Plug Power, subject to, among other things, (1) the number of shares of H Power common stock outstanding immediately prior to the effective time of the merger, (2) the average Plug Power common stock price as defined in the Merger Agreement and (3) the transaction value price, which is determined based on, among other factors, H Power's cash, cash equivalents, and short-term investments, as adjusted by items defined in the Merger Agreement ("Net Cash") at the effective time of the merger. Remaining fractional shares will be paid in cash. The merger requires the approval of both H Power and Plug Power shareholders and is subject to certain closing conditions. The Merger Agreement provides for payment of a $2 million termination fee by H Power under certain circumstances.


     4.  RESTRUCTURING PLAN

         Pursuant to the Merger Agreement, the merger consideration to be received by H Power's stockholders will depend in part upon the Net Cash remaining in H Power at the effective date of the merger, as set forth in the Merger Agreement. The Company is therefore restructuring its operations in order to maximize Net Cash while at the same time preserving the operational structure in case the merger is not consummated.

          As part of the restructuring process, the Company intends to, among other things, reduce its current workforce of 184 personnel by at least 100 employees during the quarter ended February 28, 2003 which will result in severance and other compensation charges in that quarter of approximately $428,000. In the quarter ended November 30, 2002, the Company approved and has commenced the process of restructuring its business operations. This will result in the closing of its New Jersey facilities by July 2003, which coincides with the expiration of these facility leases, and consolidating the operations in North Carolina. A charge of $197,973 has been recorded in the second quarter to reduce the net book value of excess office, computer and manufacturing equipment in New Jersey to its net realizable value as these assets will be disposed of. These actions are anticipated to take place even if the merger is not completed.

         In addition to anticipated workforce reductions and consolidation of business operations, inventory related to the RCU4500 product line was written down to its net realizable value resulting in a charge of $188,000 in the second quarter. The production of products has been significantly decreased although we are continuing delivery of products that are being produced for customer purchase orders. Some customer purchase orders have been cancelled since the announcement of the execution of merger agreement. Research and development activities have also been substantially reduced.

         The Company continues to consider whether additional restructuring is necessary and additional charges to operations related to any further restructuring activities may be incurred in future periods.


     5.  INVENTORIES, NET

         Inventories, net consist of the following:

                                                                    November 30,        May 31,
                                                                        2002             2002
                                                                        ----             ----
Raw materials                                                       $1,775,214      $ 1,370,895
Work in process                                                        216,568          305,565
Finished goods                                                         527,069        1,516,898
Obsolescence and lower of cost or market allowances                   (666,525)      (1,094,937)
                                                                    ----------      -----------
Total inventories, net                                              $1,852,326      $ 2,098,421
                                                                    ==========      ===========

         During the six months ended November 30, 2002, the Company reduced the allowance by $343,000 of lower of cost or market allowances related to products that were shipped to and accepted by customers.

         During the same period, the Company directly expensed contract costs of $318,000 that may not be recoverable, which had been capitalized in work in process. In addition, the Company directly expensed $188,000 of inventory related to the discontinued RCU4500 product line by writing down the carrying amount to its net realizable value.

     6.  COMPREHENSIVE INCOME

         Reconciliation of net loss to comprehensive loss is as follows:

                                                       Three Months Ended                      Six Months Ended
                                                ----------------------------------     ----------------------------------
                                                 November 30,      November 30,          November 30,     November 30,
                                                     2002              2001                  2002             2001
                                                ---------------- -----------------     ----------------- ----------------
Net loss                                           $(9,374,105)      $(6,556,333)         $(16,365,612)    $(13,912,970)
Foreign currency translation adjustment                 34,375           (57,668)             (103,348)         (54,196)
Unrealized gain (loss) on short-term
         investments                                       467            98,990               (19,892)         169,092
                                                ---------------- -----------------     ----------------- ----------------
Comprehensive loss                                 $(9,339,263)      $(6,515,011)         $(16,488,852)    $(13,798,074)
                                                ================ =================     ================= ================


     7.  INCOME TAXES

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


     8.  CAPITAL STRUCTURE

         The Company's common stockholders are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

         There are 10,000,000 shares of preferred stock authorized and none issued and outstanding as of November 30, 2002 and May 31, 2002.


     9.  ECO RELATIONSHIP AND AGREEMENTS

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

         In April 2002, the Company and ECO amended the Agreement (the "Amended Agreement"). The Amended Agreement continued to provide for ECO to purchase $81 million of the Company's products exclusively from the Company. The Company and ECO amended the products and delivery schedule to include both stationary and portable products, increased the unit prices of the products, extended the period of time for the delivery of the substantial majority of the products to 2005 through 2008, and reduced the number of prototype units to be delivered to 21 at a fixed price of $1,380,500. At November 30, 2002 and May 31, 2002, the Company had $10,000 and $167,763, respectively, accrued for the estimated loss on the prototype phase of this contract obligation as all units have been delivered and are approaching the end of their warranty period.

         Also in April 2002, the Company and ECO entered into a sales and marketing services agreement, a test reporting, engineering services and field services agreement and a memorandum of agreement for the development of a sustainable fuel cell community. In exchange for ECO's services to be provided under these agreements, the Company will compensate ECO to a maximum amount of $4,400,000 through December 31, 2003. The Company validated the fair value of these services by obtaining independent third party quotations. During the quarter ended and six months ended November 30, 2002 and the fiscal year ended May 31, 2002, the Company recorded $424,000, $1,219,000 and $904,000, respectively, in selling, general and administrative expenses for the value of the services rendered related to these agreements.

         For the quarter ended and the six months ended November 30, 2002 and the fiscal year ended May 31, 2002, the Company recognized contract revenue for the sale of prototype units of $0, $300,000 and $200,000, respectively, and product revenue for the sale of portable power products of $35,000, $101,000 and $18,000, respectively, under its agreement with ECO. For the fiscal year ended May 31, 2002, the Company recognized $118,278 for the initial distribution rights fees received under the ECO operating agreement. At November 30, 2002 and May 31, 2002, accounts receivable includes $184,100 and $391,166, respectively, which is due from ECO.

         During the fiscal year ended May 31, 2002, the Company paid $207,512, to an entity in which ECO held a controlling interest, for the development of product documentation, training manuals and courses. No payments were made to the entity during the six months ended November 30, 2002.

         In connection with our planned merger with Plug Power as discussed in
Note 3, the Company entered into a termination agreement with ECO. Pursuant to this termination agreement, all prior agreements with ECO will terminate if and when the closing of the merger occurs, and the Company will pay ECO a termination fee of $2,115,000 in addition to payments due to ECO by the Company pursuant to prior agreements which are anticipated to be $1,600,000 by the effective time of the merger. During the third fiscal quarter of 2003, in light of the pending merger, ECO is continuing to evaluate its activites being performed under certain agreements entered into in April 2002.


    10.  RELATED PARTY TRANSACTIONS

         The Company has a customer/vendor relationship with Fuel Cell Components and Integrators, Inc. ("FCCI"), a company controlled by a member of the Rothstein family. The Rothstein family is a principal stockholder of the Company. A member of the Rothstein family served as a director of the Company through April 5, 2000. During the quarter and six months ended November 30, 2002 and the fiscal year ended May 31, 2002, the Company sold products and services to FCCI totaling $8,140, $23,140 and $91,755, respectively, and purchased materials from FCCI totaling $13,849, $96,513 and $281,365, respectively. At November 30, 2002, accounts receivable includes $23,140 due from FCCI and accounts payable includes $4,192 due to FCCI.


    11.  COMMITMENTS AND CONTINGENCIES

         H Power has received a complaint and summons, dated December 10, 2002, from havePOWER, LLC, in the U.S. District Court for the District of Maryland. The complaint and summons names both H Power and Plug Power as defendants.

         havePOWER is alleging breach of a Memorandum of Understanding with H Power dated May 7, 2001, which stated that H Power and havePOWER agreed to work in good faith and use best efforts to enter into a distribution agreement by June 2001. The parties never entered into a distribution agreement. The complaint seeks damages against H Power of not less than $10,000,000, as well as certain injunctive relief.

         Discovery has not yet commenced in the lawsuit. The Company intends to vigorously defend the claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity, however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of the actions. If havePOWER were to prevail, such an outcome could have a material adverse effect on our financial condition, results of operation and liquidity.

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

         On November 11, 2002, we and Plug Power, Inc. ("Plug Power") entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a business combination between H Power and Plug Power. If the merger becomes effective, a wholly-owned subsidiary of Plug Power will be merged with and into H Power, and H Power will become a wholly-owned subsidiary of Plug Power. Each issued and outstanding share of common stock of H Power will be converted into the right to receive approximately .89 shares of common stock of Plug Power, subject to, among other things, (1) the number of shares of H Power common stock outstanding immediately prior to the effective time of the merger, (2) the average Plug Power common stock price as defined in the Merger Agreement and (3) the transaction value price, which is determined based on, among other factors, H Power's cash, cash equivalents, and short-term investments, as adjusted by items defined in the Merger Agreement ("Net Cash") at the effective time of the merger with fractional shares paid in cash. The merger requires the approval of both H Power and Plug Power shareholders and is subject to certain closing conditions. We and Plug Power are working to complete the transaction no later than March 31, 2003. The Merger Agreement provides for payment of a $2 million termination fee by H Power under certain circumstances.

         As discussed above, the merger consideration to be received by H Power's stockholders will depend in part upon our remaining Net Cash at the effective time of the merger, as set forth in the Merger Agreement. In order to maximize Net Cash, we have started the process of restructuring our operations. As required in the Merger Agreement, the Company retained an outside management company to act as the Company's chief restructuring officer (the "CRO"). The role of the CRO is to assist Company management in implementing cost saving measures and take other actions consistent with the objective of maximizing Net Cash.

         As part of the restructuring process, we intend to, among other things, reduce our current workforce of 184 personnel by at least 100 during the quarter ended February 28, 2003 which will result in severance and other compensation charges in that quarter of approximately $428,000. In the quarter ended November 30, 2002, the Company approved and has commenced the process of consolidating our business operations. This will result in the closing of our New Jersey facilities by July 2003, which coincides with the expiration of the facility leases, and consolidating the operations in North Carolina. A charge of $197,743 has been recorded in the second quarter to reduce the net book value of excess office, computer and manufacturing equipment in New Jersey to its net realizable value as these assets will be disposed of. These actions are anticipated to take place even if the merger is not completed. In addition to anticipated workforce reductions and consolidation of business operations, inventory related to the RCU4500 product line was written down to its net realizable value resulting in a charge of $188,000 in the second quarter. The production of products has been decreased significantly although we are continuing delivery of products pursuant to customer purchase orders. Some customer purchase orders have been cancelled since the announcement of the execution of merger agreement. Research and development activities have been substantially reduced. The Company continues to evaluate whether additional restructuring is necessary and additional charges to operations related to any further restructuring activities may be incurred in future periods.

         We have also entered into a termination agreement ("Termination Agreement") with ECO Fuel Cells, LLC, a subsidiary of Energy Co-Opportunity, Inc. (collectively "ECO"). Pursuant to this Termination Agreement, all prior agreements with ECO, as described below, will terminate if and when the merger occurs and the Company will pay ECO a termination fee of $2,115,000 in addition to payments due to ECO by the Company pursuant to prior agreements which are anticipated to be $1,600,000 by the effective time of the merger. During the third fiscal quarter of 2003, in light of the pending merger, ECO is continuing to evaluate its activites being performed under prior agreements.

         In 1997, we began to use our technologies to develop higher power, stationary PEM fuel cell products for use as primary and supplemental on-site electric power systems for residential use. In August 1999, we entered into a ten-year agreement with ECO. ECO is an association of approximately 300 U.S. rural electric cooperatives. The agreement provided for the purchase of $81 million of our fuel cell products which ECO would market, sell, install and service through the rural electric cooperatives. In April 2002, the Company and ECO amended the Agreement (the "Amended Agreement") which continues to provide for the purchase of $81 million of fuel cell products from the Company. The Company and ECO also amended the products and delivery schedule to include both stationary and portable products, increased the unit prices of the products, extended the period of time for the delivery of the substantial majority of the products to 2005 through 2008, and reduced the number of prototype units to be delivered to 21 at a fixed price of $1,380,500. Under the terms of the Amended Agreement, H Power also repurchased ECO's exclusive rights to sell and distribute the Company's stationary products in areas of the U.S. served by rural electric cooperatives and granted ECO the non-exclusive right to distribute our other fuel cell products. As consideration for the above, we paid ECO $2,100,000 (which is the remaining unrecognized revenue related to the initial distribution rights fees) and reduced deferred revenue on the balance sheet by this amount.

         We also expanded our relationship with ECO in April 2002 by entering into three agreements, a Sales and Marketing Services Agreement, a Test Reporting and Field Services Agreement and a Memorandum of Agreement (the "MOA") for a sustainable fuel cell community project. Under the terms of the Sales and Marketing Agreement, ECO will work with H Power to identify potential new markets, applications and distribution channels for our fuel cell products. Under the terms of the Test Reporting and Field Services Agreement, ECO will support us in the installation, maintenance and the setting up of the field service infrastructure to service our fuel cell products. Under the MOA, ECO will work on the development of a sustainable community that includes the generation, storage, transmission of hydrogen, and distribution of hydrogen based fuel cells. We agreed to pay ECO up to $5.4 million through December 31, 2003, in exchange for the services under these agreements. As a result of ECO receiving funding from an alternative source and consistent with the terms of the MOA, our obligation to ECO has been reduced to $4.4 million. For the quarter and six months ended November 30, 2002 and year ended May 31, 2002, selling, general and administrative expenses include $424,000, $1,219,000 and $904,000, respectively, for services under these agreements. These agreements as well as the Amended Agreement will be terminated pursuant to the Termination Agreement described above if the merger is consummated. We are continuing to make payments under these agreements and are obligated to do so if the merger is not consummated.

         During August 2001, we and Mitsui & Co., Ltd. ("Mitsui") formed H Power Japan which is a Japanese corporation headquartered in Tokyo. We contributed $84,282 for a 50% ownership interest in the newly created corporation, which is being accounted for using the equity method of accounting. H Power Japan's activities include performing a feasibility study related to the sale and distribution of our fuel cell products in Japan and potentially in other countries. The impact of this venture on our results of operation was not material. Since the announcement of the planned merger with Plug Power, Mitsui has significantly reduced marketing activities of our products in Japan.

         We have a limited history of generating revenues and our products have only been recently introduced or are still under development. The costs of our products are currently higher than we originally anticipated. Through November 30, 2002, we have incurred accumulated losses of approximately $111 million since our inception in 1989 and we anticipate incurring significant losses in the future. If we are unable to reduce our product costs and achieve our revenue estimates, our net losses in any given quarter could be greater than expected. In addition, to the extent our prototype units do not perform to expectations, our commercialization schedule could be further delayed. You have limited historical financial data and operating results with which to evaluate our business and our prospects. As a result, you should consider our prospects in light of the early stage of our business in a new and rapidly evolving market. We have commenced limited commercial shipments of our portable products. Our products will be priced substantially higher than competing products and will be used primarily for demonstration purposes by early adopters. As a result, revenues from large scale commercial shipments are not expected to begin until calendar year 2005, if then.

RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001

         REVENUES. Revenues were $652,000 for the three months ended November 30, 2002 compared to $795,000 for the three months ended November 30, 2001, a decrease of $143,000 or 18%. Our revenues for the three months ended November 30, 2002 were derived approximately 96% from product revenues and 4% from contract revenues. Product revenues for the three months ended November 30, 2002 were comprised of $494,000 and $131,000 in stationary and portable product revenues, respectively, which represents a decrease of $80,000 and $13,000 for stationary and portable product revenues, respectively, when compared to the three months ended November 30, 2001. The decrease in stationary product revenues is a result of decreased sales of RCU4500 products. Contract revenues for the three months ended November 30, 2002 were $27,000, a decrease of $50,000 from $77,000 for the three months ended November 30, 2001. The decrease in contract revenues is primarily due to the elimination of license revenues related to ECO's exclusive distribution rights recognized during the three months ended November 30, 2001. No additional license revenue will be recognized subsequent to November 30, 2001 as we repurchased ECO's exclusive distribution rights.

         COSTS OF REVENUES. Costs of revenues were $1,961,000 for the three months ended November 30, 2002 compared to $918,000 for the three months ended November 30, 2001, an increase of $1,043,000 or 114%. The increase in the cost of revenues is a result of $318,000 in costs related to a contract currently in process that may not be recoverable, $247,000 for potential disallowed costs and potential refunds associated with a governmental contract with the remainder of the increase primarily being fixed facility and manufacturing costs. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future due to the current cost of our fuel cell subsystems, limited production volumes and our fixed manufacturing costs. We are pursuing cost reductions of our fuel cell subsystems and components as the cost of our initial beta units must be significantly reduced to be attractive to the markets we intend to serve.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $4,678,000 for the three months ended November 30, 2002 compared to $4,694,000 for the three months ended November 30, 2001, a decrease of $16,000. Our research and development efforts include the continuing development of our stationary power fuel cell systems and the development of our portable and mobile products. The decrease in research and development expenses is primarily due to the material and personnel costs associated with stationary and portable fuel cell prototype systems that were built and tested in the three months ended November 30, 2001 in an effort to accelerate the development of these systems. Similar levels of prototype costs were not incurred in the three months ended November 30, 2002.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $2,442,000 for the three months ended November 30, 2002 compared to $2,049,000 for the three months ended November 30, 2001, an increase of $393,000. This increase consists of an increase in selling expenses of $498,000 which includes costs of $424,000 for sales and marketing related services provided by ECO. The increase in selling expenses is partially offset by reduced general and administrative expenses associated with our continuing emphasis on cost controls.

         OTHER COSTS: During the three months ended November 30, 2002, other costs include $966,000 for legal, accounting and investment banking fees incurred in conjunction with our proposed merger with Plug Power, Inc. and $198,000 for asset impairments related to the closing of our facilities in New Jersey. We anticipate that total professional fees related to the merger will be in excess of $2,500,000. During the three months ended November 30, 2001, other costs include $370,000 for costs incurred as we prepared for production in our North Carolina manufacturing facility. These pre-production expenses include personnel, recruiting and training costs of $237,000 and costs for rent, utilities, insurance and other facility related costs totaling $133,000.

         INTEREST INCOME AND OTHER, NET. Interest income and other, net was $219,000 for the three months ended November 30, 2002 compared to $682,000 for the three months ended November 30, 2001, a decrease of $463,000. The decrease was primarily a result of less interest income earned due to lower interest rates and our reduced short-term investment balances.

COMPARISON OF THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001

         REVENUES. Revenues were $1,595,000 for the six months ended November 30, 2002 compared to $1,166,000 for the six months ended November 30, 2001, an increase of $429,000 or 37%. Our revenues for the six months ended November 30, 2002 were derived approximately 69% from product revenues and 31% from contract revenues. Product revenues for the six months ended November 30, 2002 were comprised of $778,000 and $314,000 in stationary and portable product revenues, respectively, which represents an increase of $152,000 for stationary product revenues and a decrease of $5,000 for portable product revenues when compared to the six months ended November 30, 2001. The increase in stationary product revenues is a result of sales of product to Mitsui and Gaz de France. Contract revenues for the six months ended November 30, 2002 were $502,000, an increase of $282,000 from $220,000 for the six months ended November 30, 2001. The increase in contract revenues is primarily due to revenues from the sale of beta units to ECO and revenues associated with our contract with PSA Peugeot Citroen.

         COSTS OF REVENUES. Costs of revenues were $3,618,000 for the six months ended November 30, 2002 compared to $1,297,000 for the six months ended November, 2001, an increase of $2,321,000 or 179%. The increase in the costs of revenues is a result of product costs associated with increased revenues, $318,000 in costs related to a contract currently in process that may not be recoverable, $247,000 for potential disallowed costs and potential refunds associated with a governmental contract with the remainder of the increase primarily being fixed facility and manufacturing costs. We anticipate that our cost of revenues will exceed our revenues for the foreseeable future due to the current cost of our fuel cell subsystems, limited production volumes and our plans to increase production capacity. We are pursuing cost reductions of our fuel cell subsystem and component costs as the cost of our initial beta units must be significantly reduced to be attractive to the markets we intend to serve.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs were $8,452,000 for the six months ended November 30, 2002 compared to $10,631,000 for the six months ended November 30, 2001, a decrease of $2,179,000. Our research and development efforts include the continuing development of our stationary power fuel cell systems and the development of our portable and mobile products. The decrease in research and development expenses is primarily due to the substantial material and personnel costs associated with stationary and portable fuel cell prototype systems that were built and tested in the six months ended November 30, 2001 in an effort to accelerate the development of these systems. Similar levels of prototype costs were not incurred in the six months ended November 30, 2002.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $5,232,000 for the six months ended November 30, 2002 compared to $4,107,000 for the six months ended November 30, 2001, an increase of $1,125,000. This increase consists of an increase in selling expenses of $1,466,000 which includes costs of $1,219,000 for sales and marketing related services provided by ECO. The increase in selling expenses is partially offset by reduced general and administrative expenses associated with our continuing emphasis on cost controls.

         OTHER COSTS: During the six months ended November 30, 2002, other cost include $966,000 for legal, accounting and investment banking fees incurred in conjunction with our proposed merger with Plug Power, Inc. and $198,000 for restructuring charges related to the closing of our facilities in New Jersey proposed. We anticipate that total professional fees related to the merger will be in excess of $2,500,000. During the six months ended November 30, 2001, other costs include $677,000 for costs incurred as we prepared for production in our North Carolina manufacturing facility. These pre-production expenses include personnel, recruiting and training costs of $397,000 and costs for rent, utilities, insurance and other facility related costs totaling $280,000.

         INTEREST INCOME AND OTHER, NET. Interest income and other, net was $505,000 for the six months ended November 30, 2002 compared to $1,634,000 for the six months ended November 30, 2001, a decrease of $1,129,000. The decrease was primarily a result of less interest income earned due to lower interest rates and our reduced short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         Pursuant to the merger agreement with Plug Power, the merger consideration to be received by our stockholders will depend in part on the Net Cash in H Power upon the effective date of the merger. In order to maximize Net Cash, we are restructuring our operations by, among other things, reducing our workforce, closing our New Jersey facilities, discontinuing the RCU4500 product line and suspending the development of other product lines. Our capital requirements depend on numerous factors, including, but not limited to, completion of our product development activities that allow us to produce our products in a cost effective manner, and market acceptance of our systems. We will continue to make significant expenditures on the development of our PEM fuel cell systems. We will need to raise additional funds to execute our business plan and achieve commercialization. There can be no assurance that any additional financing will be available on commercially attractive terms, in a timely fashion, in sufficient amounts, or at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. In addition, we intend to seek strategic partners and suppliers for technical and/or financial assistance in completing the development of our products. In the event we are unsuccessful in entering into such strategic arrangements, we may be unable to complete the development of our products.

         At November 30, 2002 and May 31, 2002, we had net working capital of approximately $44,468,000 and $60,279,000, respectively. Net working capital included cash, cash equivalents, restricted cash and short-term investments totaling $44,806,000 and $59,758,000 in the respective periods. The decrease in net working capital of $15,811,000 is primarily a result of cash used to fund operations, merger related expenses and the purchase of plant and equipment.

         Net cash used by operating activities for the six months ended November 30, 2002 was $14,321,000 compared to $12,874,000 for the six months ended November 30, 2001. For the six months ended November 30, 2002 and 2001, cash was used primarily to fund the net loss of $16,366,000 and $13,913,000 respectively. The non-cash portion of the operating losses related primarily to depreciation and amortization of $964,000 and $465,000 for the six months ended November 30, 2002 and 2001 which increased primarily due to the added depreciation for our new facility in North Carolina and changes in the other components of working capital. Accounts payable primarily increased due to the costs incurred in connection with the planned merger. For the six months ended November 30, 2002 and 2001, cash provided by investing activities included the disposition of short-term investments of $9,999,000 and $17,923,000. Cash used for the six months ended November 30, 2002 and 2001 was primarily for capital expenditures of $499,000 and $5,335,000.

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

         We currently occupy space in New Jersey in two adjacent facilities. Leases for these facilities were due to expire in July 2002 and have been extended to July 2003 with an option to renew for an additional year to July 2004. Consistent with our approved restructuring plan which we are implementing, we do not intend to renew either of these leases.

         The lease for our former facility in Canada was terminated in July 2001, prior to the September 2001 expiration date, for approximately $5,500. We signed a ten-year Offer to Lease for a facility in Canada with approximately 28,000 square feet in January 2001. We commenced our operations in this facility in May 2001. This lease has a five-year renewal option exercisable at the end of the 10th year. The annual base rental rate for this facility for the first and second five year periods is approximately $171,000 and $198,000, respectively. In addition to the base rent, we are responsible for the cost of maintenance, taxes and insurance. We also lease an additional facility in Canada with 2,900 square feet which expires in March 2003.

         The successful execution of our restructuring plan includes meeting revenue estimates, the continuation of our product development activities, and the continuation of sales and marketing to support the commercialization of our fuel cell systems. We anticipate that we will incur substantial losses over at least the next few years due to expenditures for these activities. The successful commercialization and introduction of our products may be affected by the cost competitiveness of our products, the future costs of fuels used by our products, consumer reluctance to try a new product, the pace of utility deregulation nationwide and the emergence of newer, more competitive technologies and products. These factors may affect our ability to secure additional funding which, in the event the merger is not consummated, we will pursue during fiscal 2003. We believe that the net proceeds of $102 million, which was received in conjunction with our IPO in August 2000, will be adequate to fund our operations at least through May 31, 2004.

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

         Revenues from sales of products are recognized when the product has been shipped and the Company has met its obligations under the sales contract. Revenues from sales of products requiring the Company to perform installation are recognized when installation has been completed. Revenues from sales of products allowing a customer acceptance period are recognized at the conclusion of the acceptance period. Revenues from sales of test and evaluation products which are used by customers primarily for research and development purposes and are sold without a right of return and without a customer acceptance period are recognized when the product has been shipped.

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

CONTRACTUAL OBLIGATIONS

         The following table summarizes our contractual obligations in the fiscal years subsequent to May 31, 2002:

---------------------------------------------------------------------------------------------------------------
    Contractual                                    Less Than          1 to 3           4 to 5         After 5
    Obligations                       Total         1 Year             Years           Years           Years
---------------------------------------------------------------------------------------------------------------
Obligations to ECO *               $3,445,334      $2,520,002       $  925,332      $       --      $       --
---------------------------------------------------------------------------------------------------------------
Long-term debt                        139,415          14,890           53,954          70,571              --
---------------------------------------------------------------------------------------------------------------
Operating leases                    4,856,168         629,865        1,507,263       1,080,691       1,638,349
---------------------------------------------------------------------------------------------------------------
Total                              $8,440,917      $3,164,757       $2,486,549      $1,151,262      $1,638,349
---------------------------------------------------------------------------------------------------------------

         *In the event of the merger, it is expected that the Company will pay ECO a termination fee of $2,115,000 in 2003, in addition to any remaining payments in the table above.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our financial market risk includes risks associated with international operations and related foreign currencies, as we have a significant operation in Canada. Expenses in this operation are incurred in Canadian dollars and therefore are subject to foreign currency exchange risk. Through November 30, 2002, we have not experienced any significant negative impact on our operations as a result of fluctuations in foreign currency exchange rates. In addition, our international business is subject to the risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other legal regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these and other factors.

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


Item 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-14 (c) and 15d-14
(c) of the Securities and Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our chief executive officer and our chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"), and, they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

         (b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the quarter ended November 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

                                    PART II.
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         H Power has received a complaint and summons, dated December 10, 2002, from havePOWER, LLC, in the U.S. District Court of Maryland. The complaint and summons names both H Power and Plug Power as defendants.

         havePOWER is alleging breach of a Memorandum of Understanding with H Power dated May 7, 2001, which stated that H Power and havePOWER agreed to work in good faith and use best efforts to enter into a distribution agreement by June 2001. The parties never entered into a distribution agreement. The complaint seeks damages against H Power of not less than $10,000,000, as well as certain injunctive relief. Discovery has not yet commenced in the lawsuit.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) For a description of the one-for-five reverse split of our outstanding common stock, see Part I, Item 1, Note 2 "BASIS OF PRESENTATION - Reverse Stock Split."

         (d) During the year ended May 31, 2001, net proceeds, after underwriting commissions and additional expenses, of approximately $102 million were received in conjunction with the Company's initial public offering of its securities pursuant to Registration Statement (Registration No. 333-34234) on Form S-1, declared effective by the Securities and Exchange Commission on August 8, 2000. As of November 30, 2002, $58.3 million has been used to fund operating activities and $9.9 million has been used to fund capital expenditures for plant and equipment. The remainder of the net proceeds are invested in a variety of investment grade securities, including money market funds and government and corporate obligations with maturities of less than one year.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 15, 2002, we held our Annual Meeting of Stockholders. All share amounts referred to in this section do not account for the one-for-five reverse stock split. The one-for-five reverse split of our outstanding common stock was in effect October 16, 2002. Of the 53,882,828 shares outstanding as of the record date, 41,910,325 shares were present or represented by proxy at the meeting. The matters voted on at the meeting and the results of these votes are as follows:

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

         2. Amendment to our Restated Certificate of Incorporation to effect a reverse split of our outstanding common stock by a ratio of 1-for-5 and to effect a decrease in the number of authorized shares of our common stock from 150,000,000 to 50,000,000.

         For               Against          Abstain           Withheld Authority
         ---               -------          -------           ------------------
         40,744,835        1,045,279        120,210                    0

         3. Appointment of PricewaterhouseCoopers LLP as our independent public accountants for the 2003 fiscal year.

         For               Against          Abstain           Withheld Authority
         ---               -------          -------           ------------------
         41,367,322        466,290          73,321                     0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   The following exhibits are filed as part of this report:

           2.1(i) Agreement and Plan of Merger by and among Plug Power Inc.,
                  Monmouth Acquisition Corp., and HPower Corp. dated as of November 11, 2002.

           4.7 Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2002.

         10.74* Termination Agreement by and among Plug Power Inc., H Power Corp., H Power Enterprises of Canada, Inc. and Energy Co-Opportunity, Inc. and ECO Fuel Cells, LLC dated November 8, 2002.


    (b)  Reports on Form 8-K

         On November 12, 2002, we filed a Form 8-K with the Securities and Exchange Commission to report that we entered into the Merger Agreement.

----------------

(i) Incorporated by reference to H Power Corp.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2002.

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



Date: January 10, 2003                   H POWER CORP.




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

         Date:    January 10, 2003

         /S/ H. FRANK GIBBARD
         -----------------------------------

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

         Date:    January 10, 2003

         /S/ WILLIAM L. ZANG
         --------------------------------

         William L. Zang
         Chief Financial Officer

                                  EXHIBIT INDEX

2.1(i) Agreement and Plan of Merger by and among Plug Power Inc., Monmouth Acquisition Corp., and H Power Corp. dated as of November 11, 2002.

4.7 Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2002.

10.74*  Termination Agreement by and among Plug Power Inc., H Power Corp., H
         Power Enterprises of Canada, Inc. and Energy Co-Opportunity, Inc. and ECO Fuel Cells, LLC dated November 8, 2002.


----------------

(i) Incorporated by reference to H Power Corp.'s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2002.

* A request for confidential treatment was filed for portions of this document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.